Form 10-Q
period 2024-09-30
DSS, INC.
filed 2024-11-13
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 11, 2024 there were 7,066,772 shares of the registrant’s common stock, $0.02 par value, outstanding.

DSS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2024 (unaudited)	December 31, 2023 (restated)
ASSETS
Current assets:
Cash and cash equivalents	$11,631,000	$6,615,000
Accounts receivable, net	2,653,000	3,994,000
Inventory	3,307,000	2,819,000
Assets held for sale	46,071,000	51,595,000
Current portion of notes receivable	3,365,000	8,772,000
Prepaid expenses and other current assets	1,779,000	839,000
Total current assets	68,806,000	74,634,000

Property, plant and equipment, net	5,860,000	6,417,000
Investment in real estate, net	6,199,000	6,279,000
Other investments	1,282,000	1,282,000
Investment, equity method	131,000	128,000
Marketable securities	7,263,000	9,979,000
Notes receivable	254,000	111,000
Other assets	133,000	97,000
Right-of-use assets	6,654,000	7,210,000
Goodwill	26,862,000	26,862,000
Other intangible assets, net	19,213,000	20,193,000
Total assets	$142,657,000	$153,192,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,399,000	$3,654,000
Accrued expenses and deferred revenue	2,411,000	2,511,000
Other current liabilities	2,760,000	983,000
Current portion of lease liability	638,000	686,000
Current portion of long-term debt, net	49,873,000	47,776,000
Total current liabilities	59,081,000	55,610,000

Long-term debt, net	7,443,000	7,451,000
Long term lease liability	6,454,000	6,917,000
Total liabilities	72,979,000	69,978,000

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, $.02 par value; 47,000 shares authorized, zero shares issued and outstanding (zero on December 31, 2023); Liquidation value $1,000 per share, zero aggregate. zero on December 31, 2023).	-	-
Common stock, $.02 par value; 200,000,000 shares authorized, 7,066,772 shares issued and outstanding (7,066,772 on December 31, 2023)	141,000	140,000
Additional paid-in capital	322,189,000	319,963,000
Accumulated deficit	(270,210,000)	(256,176,000)
Total DSS stockholders’ equity	52,120,000	63,927,000
Non-controlling interest in subsidiaries	17,559,000	19,287,000
Total stockholders’ equity	69,679,000	83,214,000

Total liabilities and stockholders’ equity	$142,657,000	$153,192,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023 (restated)
Revenue:
Printed products	$4,828,000	$3,315,000	$11,429,000	$12,976,000
Rental income	496,000	236,000	1,334,000	3,464,000
Net investment income	45,000	108,000	181,000	422,000
Direct marketing	-	523,000	-	1,763,000
Commission revenue	230,000	-	737,000	295,000
Total revenue	5,599,000	4,182,000	13,681,000	18,920,000

Costs and expenses:
Cost of revenue	6,603,000	6,072,000	17,266,000	18,179,000
Selling, general and administrative (including stock based compensation)	3,667,000	3,213,000	10,702,000	16,308,000
Total costs and expenses	10,270,000	9,285,000	27,968,000	34,487,000
Operating loss	(4,671,000)	(5,103,000)	(14,287,000)	(15,567,000)

Other income (expense):
Interest income	28,000	682,000	331,000	1,220,000
Dividend income	-	-	-	12,000
Other income (expense)	2,000	(44,000)	39,000	138,000
Interest expense	(53,000)	(51,000)	(242,000)	(438,000)
Foreign Currency Translation Adjustment	8,000	-	(5,000)	-
(Loss) gain on equity method investment	(4,000)	(6,000)	3,000	(28,000)
(Loss) gain on investments	(449,000)	301,000	(1,021,000)	(2,471,000)
Impairment of assets upon deconsolidation	-	-	-	(6,220,000)
Provision for loan losses	(562,000)	(1,179,000)	(908,000)	(4,936,000)
(Loss) gain on sale of asset	-	(1,281,000)	165,000	(1,281,000)
Loss from continuing operations before income taxes	(5,701,000)	(6,681,000)	(15,925,000)	(29,571,000)

Income tax benefit (expense)	-	-	163,000	(9,000)
Loss from continuing operations	(5,701,000)	(6,681,000)	(15,762,000)	(29,580,000)
Loss from discontinued operations, net of tax	-	-	-	(3,481,000)
Net loss	$(5,701,000)	$(6,681,000)	$(15,762,000)	$(33,061,000)

Loss attributed to noncontrolling interest	418,000	2,339,000	1,728,000	2,736,000

Net loss attributable to common stockholders	$(5,283,000)	$(4,342,000)	$(14,034,000)	$(30,325,000)

Amounts attributable to DSS stockholders
Loss from continuing operations net of taxes	(5,283,000)	(4,342,000)	(14,034,000)	(27,033,000)
Loss from discontinued operations net of taxes	-	-	-	(3,292,000)
Net loss attributable to DSS shareholders	$(5,283,000)	$(4,342,000)	$(14,034,000)	$(30,325,000)

Loss per common share attributable to common stock holders - continuing operations
Basic	$(0.75)	$(0.62)	$(1.99)	$(3.87)
Diluted	$(0.75)	$(0.62)	$(1.99)	$(3.87)

Loss per common share attributable to common stock holders - discontinued operations
Basic	$-	$-	$-	$(0.47)
Diluted	$-	$-	$-	$(0.47)

Shares used in computing loss per common share:
Basic	7,066,772	7,013,213	7,066,772	6,990,456
Diluted	7,066,772	7,013,213	7,066,772	6,990,456

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(unaudited)

	2024	2023 (restated)
Cash flows from operating activities:
Net loss	$(15,762,000)	$(33,061,000)
Loss from discontinued operations	-	(3,481,000)
Loss from continuing operations	$(15,762,000)	$(29,580,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,692,000	4,150,000
Loss (income) on equity method investment	(3,000)	28,000
Loss on investments	1,021,000	4,292,000
Change in ROU assets	556,000	749,000
(Loss) gain on sale of assets	(165,000)	1,281,000
Impairment of assets upon deconsolidation	-	6,220,000
Provision for loan losses	1,627,000	4,936,000
Decrease (increase) in assets:
Accounts receivable	1,557,000	2,520,000
Inventory	(488,000)	4,368,000
Prepaid expenses and other current assets	(80,000)	323,000
Other assets	(36,000)	2,448,000
Increase (decrease) in liabilities:
Accounts payable	(255,000)	(2,896,000)
Accrued expenses	(111,000)	(15,549,000)
Change in ROU liabilities	(511,000)	(763,000)
Other liabilities	1,777,000	(81,000)
Net cash used by operating activities - continuing operations	(9,181,000)	(17,554,000)
Net cash used by operating activities - discontinued operations	-	(3,481,000)
Net cash used by operating activities	(9,181,000)	(21,035,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(29,000)	(679,000)
Purchase of investment	(1,861,000)	-
Disposal of property, plant and equipment	5,140,000	215,000
Sale of marketable securities	3,029,000	11,330,000
Issuance of new notes receivable, net origination fees	(402,000)	(400,000)
Payments received on notes receivable	4,039,000	1,419,000
Net cash provided by investing activities	9,916,000	11,885,000

Cash flows from financing activities:
Payments of long-term debt	(1,492,000)	(4,056,000)
Borrowings of long-term debt	3,546,000	813,000
Issuances of common stock, net of issuance costs	2,227,000	-
Net cash provided (used) by financing activities	4,281,000	(3,243,000)

Net increase (decrease) in cash - continuing operations	5,016,000	(8,912,000)
Net increase (decrease) in cash - discontinued operations	-	(3,481,000)
Cash and cash equivalents at beginning of period	6,615,000	19,290,000

Cash and cash equivalents at end of period	$11,631,000	$6,897,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-	Accumulated	Total DSS	Non-controlling
	Shares	Amount	Shares	Amount	in Capital	Deficit (restated)	Equity (restated)	Interest in Subsidiary	Total (restated)

Balance, December 31, 2022	6,950,858	$139,000	-	$-	$319,766,000	$(194,343,000)	$125,562,000	$31,119,000	$156,681,000
							-
Stock based payments	62,350	1,000	-	-	267,000	-	268,000	-	268,000
Dividend in kind - Deconsolidation of Sharing Services Global Corporation	-	-	-	-	-	(1,206,000)	(1,206,000)	-	(1,206,000)
Deconsolidation of Sharing Services	-	-	-	-	-		-	5,064,000	5,064,000
Net loss	-	-	-	-	-	(30,325,000)	(30,325,000)	(2,736,000)	(33,061,000)
Balance, September 30, 2023	7,013,208	$140,000	-	$-	$320,033,000	$(225,874,000)	$94,299,000	$33,447,000	$127,746,000

Balance, December 31, 2023	7,066,772	$140,000	-	$-	$319,963,000	$(256,176,000)	$63,927,000	$19,287,000	$83,214,000

Initial public offering of Impact BioMedical	-	1,000	-	-	2,226,000	-	2,227,000	-	2,227,000
Net loss	-	-	-	-	-	(14,034,000)	(14,034,000)	(1,728,000)	(15,762,000)
Balance, September 30, 2024	7,066,772	$141,000	-	$-	$322,189,000	$(270,210,000)	$52,120,000	$17,559,000	$69,679,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Our divisions, their business lines, subsidiaries, and operating territories: (1) Our Product Packaging line is led by Premier Packaging Corporation, Inc. (“Premier”), a New York corporation. Premier operates in the paper board and fiber based folding carton, consumer product packaging, and document security printing markets. It markets, manufactures, and sells sophisticated custom folding cartons, mailers, photo sleeves and complex 3-dimensional direct mail solutions. Premier is currently located in its new facility in Rochester, NY, and primarily serves the US market. (2) The Biotechnology business line was created to invest in or acquire companies in the BioHealth and BioMedical fields, including businesses focused on the advancement of drug discovery and prevention, inhibition, and treatment of neurological, oncological, and immune related diseases. This division is also targeting unmet, urgent medical needs, and is developing open-air defense initiatives, which curb transmission of air-borne infectious diseases, such as tuberculosis and influenza. (3) Direct Marketing, led by the holding corporation, Decentralized Sharing Systems, Inc. (“Decentralized”) provides services to assist companies in the emerging growth “Gig” business model of peer-to-peer decentralized sharing marketplaces. Direct Marketing’s products include, among other things, nutritional and personal care products sold throughout North America, Asia Pacific, Middle East, and Eastern Europe. (4) Our Commercial Lending business division, driven by American Pacific Financial, Inc. (“APF”, formally American Pacific Bancorp, Inc. “APB”), focused on acquiring equity positions in (i) undervalued commercial bank(s), bank holding companies and nonbanking licensed financial companies operating in the United States, South East Asia, Taiwan, Japan and South Korea, and (ii) companies engaged in—nonbanking activities closely related to banking, including loan syndication services, mortgage banking, trust and escrow services, banking technology, loan servicing, equipment leasing, problem asset management, SPAC (special purpose acquisition company) consulting services, and advisory capital raising services. (5) Securities and Investment Management was established to develop and/or acquire assets in the securities trading or management arena, and to pursue, among other product and service lines, broker dealers, and mutual funds management. Also in this segment is the Company’s real estate investment trusts (“REIT”), organized for the purposes of acquiring hospitals and other acute or post-acute care centers from leading clinical operators with dominant market share in secondary and tertiary markets, and leasing each property to a single operator under a triple-net lease. the REIT was formed to originate, acquire, and lease a credit-centric portfolio of licensed medical real estate. (6) Alternative Trading was established to develop and/or acquire assets and investments in the securities trading and/or funds management arena. Alternative Trading, in partnership with recognized global leaders in alternative trading systems, intends to own and operate in the US a single or multiple vertical digital asset exchanges for securities, tokenized assets, utility tokens, and cryptocurrency via an alternative trading platform using blockchain technology. The scope of services within this section is planned to include asset issuance and allocation (securities and cryptocurrency), FPO, IPO, ITO, PPO, and UTO listings on a primary market(s), asset digitization/tokenization (securities, currency, and cryptocurrency), and the listing and trading of digital assets (securities and cryptocurrency) on a secondary market(s). (7) Digital Transformation was established to be a Preferred Technology Partner and Application Development Solution for mid cap brands in various industries including the direct selling and affiliate marketing sector. Digital improves marketing, communications and operations processes with custom software development and implementation (discontinued in 2023). (8) The Secure Living division has developed a plan for fully sustainable, secure, connected, and healthy living communities with homes incorporating advanced technology, energy efficiency, and quality of life living environments both for new construction and renovations for single and multi-family residential housing (discontinued in 2023). (9) The Alternative Energy group was established to help lead the Company’s future in the clean energy business that focuses on environmentally responsible and sustainable measures. Alset Energy, Inc, the holding company for this group, and its wholly owned subsidiary, Alset Solar, Inc., pursue utility-scale solar farms to serve US regional power grids and to provide underutilized properties with small microgrids for independent energy (discontinued in 2023).

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments, unless otherwise indicated) necessary to present fairly our consolidated financial position as of September 30, 2024 and December 31, 2023, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K/A, for the fiscal year ended December 31, 2023 (“Form 10-K/A”), and our other reports on file with the Securities and Exchange Commission (the “SEC”).

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

Reclassifications - Cost associated with Professional fees for the three and nine months ended September 30, 2023 and the nine months September 30, 2024 have been reclassified to Research and development to conform with current period presentation.

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

At September 30, 2024, and December 31, 2023, the Company established a reserve for credit losses of approximately $2,497,000 and $2,494,000, respectively. The Company does not accrue interest on past due accounts receivable.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk because of any non-performance by the financial institutions. As of September 30, 2024, two customers accounted for approximately 20% and 10% of our consolidated revenue and two customers accounted for approximately 26% and 23% of our trade accounts receivable balance.

As of September 30, 2023, one customer accounted for approximately 21% of our consolidated revenue and two customers accounted for approximately 32% and 15% of our consolidated trade accounts receivable balance.

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

Inventory – Inventories consist primarily of paper, pre-printed security paper, paperboard, fully prepared packaging, air filtration systems, and health and beauty products which and are stated at the lower of cost or net realizable value on the first-in, first-out (“FIFO”) method. Packaging work-in-process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items. An allowance for obsolescence of approximately $45,000 and $18,000 associated with the inventory at our Premier subsidiary for September 30, 2024, and December 31, 2023, respectively. Write-downs and write-offs are charged to cost of revenue.

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

Assets held for sale – The Company has several buildings and the associated land they occupy for sale as of September 30, 2024 and December 31, 2023. These consist of primarily of retail space in Lindon, Utah approximating $5,593,000 (sale of this building was finalized during Q2 2024) and the medical facilities associated with AMRE LifeCare of approximately $41,610,000 and AMRE Winter Haven of approximately $4,396,000, and $65,000 of other assets.

Intangible Assets - The estimated fair values of acquired intangibles are generally determined based upon future economic benefits such as earnings and cash flows. Acquired identifiable intangible assets are recorded at fair value and are amortized over their estimated useful lives. Acquired intangible assets with an indefinite life are not amortized but are reviewed for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the carrying amounts of those assets are below their estimated fair values. Impairment is tested under ASC 350. At December 31, 2023, The Company impaired approximately $7,418,000 associated with intangible assets for AMRE Lifecare and AMRE Winter Haven. No circumstances or events have occurred since the most recent analysis that would indicate the need for an impairment is needed for the nine months ended September 30, 2024.

Goodwill – Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. FASB ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after completing the assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will proceed to a quantitative test. The Company may also elect to perform a quantitative test instead of a qualitative test for any or all of our reporting units. The test compares the fair value of an entity’s reporting units to the carrying value of those reporting units. This quantitative test requires various judgments and estimates. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. The Company performed its annual goodwill impairment test as of December 31, 2023, and no impairment was deemed necessary for the goodwill associated with Premier Packaging Company, and Impact BioMedical of $1,769,000 and $25,093,000, respectively. The goodwill for APB, and Sentinel Co. of approximately $29,744,000, and $1,234,000 respectively, were deemed impaired and written off at December 31, 2023. No circumstances or events have occurred since the most recent analysis that would indicate the need for an impairment is needed for the nine months ended September 30, 2024.

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

Loss Per Common Share - The Company presents basic and diluted (loss) earnings per share. Basic (loss) earnings per share reflect the actual weighted average of shares issued and outstanding during the period. Diluted (loss) earnings per share are computed including the number of additional shares from outstanding warrants, stock options and preferred stock that would have been outstanding if dilutive potential shares had been issued and is calculated utilizing the treasury stock method. In a loss period, the calculation for basic and diluted (loss) earnings per share is the same, as the impact of potential common shares is anti-dilutive. For the three and nine months ended September 30, 2023, potential dilutive instruments was 0. For the three and nine months ended September 30, 2024, potential dilutive instruments was 0.

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

Going Concern - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. While the Company has approximately $11.6 million in cash, the Company has incurred operating losses as well as negative cash flows from operating and investing activities over the past two years.

Aside from its $11.6 million in cash as of September 30, 2024, the Company believes it can continue as a going concern, due to its ability to generate operating cash through the sale of its $4.1 million of Marketable Securities. The Company has also taken steps to sell its real estate holdings assets of AMRE LifeCare and Winter Haven located in Texas, Pennsylvania, and Florida. These properties approximate $46.1 million in assets and are identified on the accompanying balance sheet as Held for sale. In addition, the Company has taken steps, and will continue to take measures, to materially reduce the expenses and cash burn at all corporate and business line levels. Although there are no assurances, we believe the above would allow us to fund our nine business lines current and planned operations for the twelve months from the filing date of this Quarterly Report. Based on this, the Company has concluded that substantial doubt of its ability to continue as a going concern has been alleviated.

Recently Issued Accounting Pronouncements — In November 2023, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure through enhanced disclosures about significant segment expenses. The amendment is effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024 and early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company has adopted the enhanced segment disclosures of the quarter ending September 30, 2024.

2. Restatement of previously issued financial statements

The Company has restated the financial statements for the year ended December 31, 2023 along with certain notes to such restated financial statements. The adjustments recorded were related to the correction of an error identified by management. The nature and impact of this adjustment on the Company’s previously issued financial statements is summarized as follows and the effects by impacted line items are detailed in the tables below. Impacted amounts and associated disclosures are restated within the accompanying notes to the financial statements.

On May 4, 2023, the Company distributed approximately 280 million shares of Sharing Service Global Corporation (“SHRG”), beneficially held by the Company, in the form of a dividend to the shareholders of the Company’s common stock. Upon completion of this distribution, the Company retained an ownership interest in SHRG of approximately 7%. Effective May 1, 2023, SHRG was deconsolidated from the consolidated financial statements (the “Deconsolidation”). The consolidated statement of operations does not include SHRG activity after April 30, 2023 and the assets and liabilities of SHRG are no longer included within the Company’s consolidated balance sheet. In the 10-Q for the second quarter of 2023, the Company recorded an approximate $29.9 million loss on deconsolidation. The Company also recorded an decrease in accumulated deficit of $18.7 million to reflect the reversal of balances as of deconsolidation. In preparation of the Form S-3 as well as the September 30, 2024 10-Q filing this transaction was revisited and it was determined that loss was unintentionally overstated by approximately $23.5 million driven primarily by the increases in accumulated deficit that should have been recorded as an offset to the initial income statement loss. In addition, the Company has determined that Deconsolidation also requires the recognition of discontinued operations. Management and the Audit Committee of the Company has concluded that restatement of its December 31, 2023 financial statements, filed on March 27, 2024, was required.

The following tables summarize the effect of the restatement on each financial statement line items as of the September 30, 2023:

	As Previously Reported	Adjustments	As Restated
Consolidated Statements of Operations Income (Loss) for the nine months ended September 30, 2023
Direct marketing revenue	$6,088,000	(4,325,000)	$1,763,000
Total revenue	$23,245,000	(4,325,000)	$18,920,000
Cost of revenue	$19,437,000	(1,258,000)	$18,179,000
Selling, general and administrative (including stock based compensation)	$21,036,000	(4,728,000)	$16,308,000
Total costs and expenses	$40,473,000	(5,986,000)	$34,487,000
Operating loss	$(17,228,000)	(1,661,000)	$(15,567,000)
Other income (expense)	$139,000	(1,000)	$138,000
Loss on investment	$(30,490,000)	(28,019,000)	$(2,471,000)
Impairment of assets due to deconsolidation	$-	6,220,000	$(6,220,000)
Loss from continuing operations before income taxes	$(53,030,000)	(23,459,000)	$(29,571,000)
Loss from continuing operations	$(53,030,000)	(23,450,000)	$(29,580,000)
(Loss) from discontinued operations, net of tax	$-	3,481,000	$(3,481,000)
Net loss	$(53,039,000)	(19,978,000)	$(33,061,000)
Net loss attributable to common stockholders	$(50,303,000)	(19,978,000)	$(30,325,000)
Loss per common share - basic earnings per share	$(7.20)	(3.33)	$(3.87)
Loss per common share - diluted earnings per share	$(7.20)	(3.33)	$(3.87)
Loss per common share - discontinued operations basic	$-	(0.47)	$(0.47)
Loss per common share - discontinued operations diluted	$-	(0.47)	$(0.47)
Consolidated Statements of Cash Flows for the nine months ended September 30, 2023
Net loss	$(53,039,000)	(19,978,000)	$(33,061,000)
Loss from discontinued operations	$-	(3,481,000)	$(3,481,000)
Loss from continuing operations	$-	(29,580,000)	$(29,580,000)
Loss (gain) on investments	$30,490,000	(26,198,000)	$4,292,000
Impairment of assets	$-	6,220,000	$6,220,000
Net cash used by operating activities - continuing operations	$-	(17,554,000)	$(17,554,000)
Net cash used by operating activities - discontinued operations	$-	(3,481,000)	$(3,481,000)
Net increase (decrease) in cash - continuing operations	$-	(8,912,000)	$(8,912,000)
Net increase (decrease) in cash - discontinued operations	$-	(3,481,000)	$(3,481,000)
Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2023
Dividend in kind - Deconsolidation of Sharing Services Global Corporation	$-	(1,206,000)	$(1,206,000)
Deconsolidation of Sharing Services Global Corp	$18,773,000	(18,773,000)	$-
Net loss	$(50,303,000)	(19,978,000)	$(30,325,000)
Accumulated deficit	$(225,873,000)	(1,000)	$(225,874,000)
Total stockholders’ equity	$127,747,000	(1,000)	$127,746,000

3. Revenue

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

As of September 30, 2024, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Sales Commissions

Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. There were no sales commissions capitalized as of September 30, 2024 or September 30, 2023.

Shipping and Handling Costs

Costs incurred by the Company related to shipping and handling are included in cost of products sold. Amounts charged to customers relating to these costs are reflected as revenue.

See Note 16 for disaggregated revenue information.

4. Inventory

Inventory consisted of the following as of:

	September	December
	2024	2023
Finished Goods	$2,210,000	$2,218,000
Work in Process	489,000	180,000
Raw Materials	653,000	439,000
	$3,352,000	$2,837,000
Less allowance for obsolescence	(45,000)	(18,000)
	$3,307,000	$2,819,000

5. Notes Receivable

Note 1

On May 14, 2021, DSS Pure Air, Inc. a subsidiary of the Company entered a convertible promissory note (“Note 1”) with Puradigm, Inc. (“Puradigm”), a company registered in the state of Texas. Note 1 has an aggregate principal balance up to $5,000,000, to be funded at the request of Puradigm. Note 1, which incurs interest at a rate of 6.65% due quarterly, has a maturity date of May 1, 2023. Note 1 contains an optional conversion clause that allows the Company to convert all, or a portion of all, into newly issued member units of Puradigm with the maximum principal amount equal to 18% of the total equity position of Puradigm at conversion. The outstanding principal and interest as of September 30, 2024 and December 31, 2023, approximated $5,544,000 which is included in current notes receivable on the accompanying consolidated balance sheet. As of September 30, 2024 and December 31, 2023, the Company has a reserve of $3,326,000 and $2,772,000, respectively, against the principal and interest outstanding.

Note 2

On September 23, 2021, APB entered into refunding bond anticipatory note (“Note 2”) with Southeast Regional Management District (“SERMD”), which operates as a conservation and reclamation district pursuant to Chapter 3891, Texas Special District Local Laws Code; Chapter 375, Texas Local Government Code; and Chapter 49, Texas Water Code. The District Note was in the sum of $3,500,000 and incurs interest at a rate of 5.59% per annum. Principal and interest are due in full on September 22, 2022, and later amended to extend the maturity date to September 19, 2024. The outstanding principal and interest of $3,910,000 was included in the current portion of notes receivable on the consolidated balance sheet at December 31, 2023. Note 2 was repaid in full during March 2024.

Note 3

On October 25, 2021, APF entered into a loan agreement (“Note 3”) with Asili, LLC. (“Asili”), a company registered in the state of Utah. Note 3 has an initial aggregate principal balance up to $1,000,000, to be funded at the request of Asili, with an option to increase the maximum principal borrowing to $3,000,000. Note 3, which incurs interest at a rate of 8.0% with principal and interest due at the maturity date of October 25, 2022. This note contains an optional conversion feature allowing APF to convert the outstanding principal to a 10%membership interest. APF, as holder of Note 3, has the right to elect one member to the Board of Managers. This note is in default and the outstanding principal and interest of approximately $884,000 was reserved for fully as of December 31, 2022.

Note 4

On December 28, 2021, APF entered into a promissory note (“Note 4”) with WestPark Capital Group, LLC. (“WestPark”), a company registered in the state of California. Note 4 has a principal balance of $700,000. Note 4, which incurs interest at a rate of 12.0% with principal and interest due at the maturity date of December 28, 2022. On December 29, 2022, the maturity date of this note was extended to May 31, 2023. On November 27, 2023, the parties to Note 4 agreed to modify the payment terms of the note to be monthly payments of $50,000 until the outstanding principal and interest are paid in full. The outstanding principal and interest was paid in full as of September 30, 2024. At December 31, 2023 outstanding principal and interest of $253,000 is included in the Current portion of notes receivable on the consolidated balance sheet.

Note 5

On January 24, 2022, APF and an individual entered into a promissory note (“Note 5”) in the principal sum of $100,000 with interest of 6%, due annually, and maturing in January 2024. The outstanding principal and interest at September 30, 2024 and December 31, 2023 approximates $116,000 and $103,000, respectively, and is included in Current portion of notes receivable on the accompanying consolidate balance sheet. Note 5 was paid in full during October 2024.

Note 6

On March 2, 2022, APF and WUURII Commerce, Inc. (“WUURII”), a corporation organized under the laws of the Republic of Korea entered into a promissory note (“Note 6”). Under the terms of Note 6, APF at its discretion, may lend up to the principal sum of $893,000 with an interest rate of 8%, and matured in March 2024, with interest payable quarterly. The outstanding principal and interest at September 30, 2024 and December 31, 2023 is $484,000 and $446,000, respectively. This note has been extended to March 2025.

Note 7

On May 9, 2022, DSS PureAir and Puradigm entered into a promissory note (“Note 7”) in the principal sum of $210,000 with interest of 10%, is due in three quarterly installments beginning on August 9, 2022, with the first two payment consisting of interest only. All unpaid principal and interest are due on February 9, 2023. This loan is currently in default and terms are currently being re-negotiated. The outstanding principal and interest at September 30, 2024 and December 31, 2023 approximates $224,000 of which $134,00 and $112,000 has been reserved for as of September 30, 2024 and December 31, 2023, respectively, and is included in Current portions of notes receivable on the accompanying consolidate balance sheet.

Note 8, related party

On August 29, 2022, DSS Financial Management Inc and BMI Capital, Inc. (“BMIC”), a related party, entered into a promissory note (“Note 8”) in the principal sum of $100,000 with interest of 8%, is due in three quarterly installments beginning on September 14, 2022. All unpaid principal and interest is due on August 29, 2025. The outstanding principal and interest at September 30, 2024 approximated $86,000, and was fully reserved for as of September 30, 2024. At December 31, 2023, the balance approximated $100,000 of which $76,000 is included in the Current portion of notes receivable and $24,000 is included in the long-term portion of notes receivable. DSS owns 24.9% of the outstanding common shares of BMIC.

Note 9, related party

On May 8, 2023, DSS Financial Management Inc and BMIC entered into a promissory note (“Note 9”) in the principal sum of $102,000 with interest at the prime rate plus 2% (10.5% at September 30, 2024 and December 31, 2023) with a maturity date of May 7, 2026. The outstanding principal and interest at September 30, 2024 approximated $110,000, and was fully reserved for as of September 30, 2024. At December 31, 2023 approximates $107,000 with approximately $53,000 of principal and accrued interest classified as Current portion notes receivable, and the remaining balance of approximately $54,000 is recorded as notes receivable, on the accompanying consolidated balance sheet. DSS owns 24.9% of the outstanding common shares of BMIC.

Note 10, related party

On July 26, 2022, APF and VEII, Inc. (“VEII”) entered into a promissory note (“Note 10”) in the principal sum of $1,000,000 with interest of 8% with all unpaid principal and interest due on July 26, 2024. This note was amended so that all unpaid principal and interest is due July 26, 2025. The outstanding principal and interest on September 30, 2024 approximates $959,000, and is included in notes receivable on the accompanying consolidate balance sheet. Approximately $480,000 of Note 10 was reserved for as of March 31, 2024. No additional reserve was deemed necessary as of September 30, 2024. The outstanding principal and interest on December 31, 2023, approximates $939,000, net of $20,000 of unamortized origination fees and is included in notes receivable on the accompanying consolidate balance sheet. Heng Fai Ambrose Chan, the Chairman of DSS, Inc is also the on the board of directors of VEII.

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

The outstanding principal and interest as of September 30, 2024 and December 31, 2023, was approximately $202,000 and $203,000, respectively, of which $143,000 is classified in Current notes receivable and the remaining $59,000 is classified as Notes receivable on the accompanying consolidated balance sheet as of September 30, 2024. The outstanding principal and interest as of December 31, 2023 of approximately $203,000 is classified in Current notes receivable on the accompanying consolidated balance sheets.

Note 12

On June 27, 2023, Decentralized Sharing Systems, Inc. and Stemtech Corporation (“Stemtech”) entered into a convertible promissory note (“Note 12”) in the principal sum of $1,400,000 with a discount of $300,000 and interest rate of 10% and maturity date of September 1, 2024. The outstanding principal, interest, and associated discount was fully reserved for as of December 31, 2023.

Note 13

On March 31,2023, DSS Biohealth Security, Inc and an individual entered into a promissory note (“Note 13”) in the principal sum of $140,000 and interest rate floating daily to Wall Street Journal Prime rate per annum (8.0% at September 30, 2024 and 8.5% at December 31, 2023) with the total outstanding principal and interest due at the maturity date of March 31, 2025. The outstanding principal and interest at December 31, 2023 approximates $133,000. Of the total financed, approximately $99,000 of principal and accrued interest is classified as Current portion of notes receivable and the remaining balance of approximately $34,000 is recorded as Notes receivable on the accompanying consolidated balance sheet at December 31, 2023. As of September 30, 2024, the outstanding balance sheet approximating $135,000 was fully reserved for.

Note 14

On August 29, 2024, APF entered into a promissory note (“Note 14”) with WestPark. Note 14 has a principal balance of $459,000. Note 14, which incurs interest at a rate of 10.0% with principal and interest due at the maturity date of April 27, 2026. On November 1, 2024, monthly payments of approximately $28,000 are due with any unpaid interest and principal due at maturity. As of September 30,2024, the outstanding principal and interest approximates $464,000, of which $305,000 is classified as Current notes receivable and the remaining $159,000 is classified as Notes receivable on the accompanying consolidated balance sheet.

6. Financial Instruments

Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following tables show the Company’s cash, cash equivalents, restricted cash, and marketable securities by significant investment category as of:

	September 30, 2024
	cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$11,561,000	$-	$11,561,000	$11,561,000	$-
Level 1
Money Market Funds	70,000	-	70,000	70,000	-
Marketable Securities	25,458,000	(18,195,000)	$7,263,000	-	7,263,000
Total	$37,089,000	$(18,195,000)	$18,894,000	$11,631,000	$7,263,000

	December 31, 2023
	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$6,545,000	$-	$6,545,000	$6,545,000	$-
Level 1
Money Market Funds	$70,000	-	$70,000	70,000	-
Marketable Securities	$27,304,000	(17,325,000)	$9,979,000	-	9,979,000
Total	$33,919,000	$(17,325,000)	$16,594,000	$6,615,000	$9,979,000

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

As of September 30, 2024 and December 31, 2023, we have reviewed the entire loan portfolio as well as all financial assets of the Company for the purpose of evaluating the loan portfolio and the loan balances, including a review of individual and collective portfolio loan quality, loan(s) performance, including past due status and covenant defaults, assessment of the ability of the borrower to repay the loan on the loan terms, whether any loans should be placed on nonaccrual or returned to accrual, any concentrations in any single borrower and/or industry that we might need to further manage, and if any specific or general loan loss reserve should be established for the entire loan portfolio or for any specific loan.

We analyzed the loan loss reserve from three basis: general loan portfolio reserves; industry portfolio reserves, and specific loan loss reserves. For the nine months ended September 30, 2024, and 2023, the Company recorded a Loan loss reserve of approximately $1,627,000 and $1,179,000, respectively.

General Loan Portfolio Reserve - Based upon the review of our loan portfolio, we do not believe that a substantial general loan portfolio reserve is due at this time. However, we do recognize that some inherent risks are in all loan portfolios, thus we recorded a general contingent portfolio reserve of $192,000 and $194,000 of the loan portfolio loan balance as of September 30, 2024 and December 31, 2023, respectively.

Industry Portfolio Reserves - Given the relatively young loan portfolio and a diversification of the portfolio over several different loan products, the risk is reduced. Accordingly, we have not recorded a discretionary reserve as of September 30, 2024 and December 31, 2023.

Specific Loan Reserves - Previously, we had identified credit weaknesses and borrower repayment weakness with Asili, which has a current principal and interest balance of $884,000 and have recorded a loan loss reserve for the full balance due the Company as of December 31, 2023 and September 30, 2024. The Company had also previously identified credit weakness in Puradigm and has placed a reserve approximating $2,884,000 and $3,461,000 against the outstanding principal and interest as of December 31, 2023 and September 30, 2024, respectively. Previously, the Company identified credit weakness in Stemtech and has placed a reserve approximating $1,045,000 against the outstanding principal and interest as of December 31, 2023 and September 30, 2024. During the first quarter of 2024, the Company identified credit weakness in VEII and an individual and has placed a reserve approximating $479,000 and $135,000, respectively, against the outstanding principal and interest as of March 31, 2024. Also during the first quarter of 2024, the Company identified credit weakness in BMIC, a related party, and has placed a reserve approximating $211,000 against the outstanding principal and interest as of March 31, 2024, later adjusted to $196,000 as of September 30, 2024. No additional reserves were deemed necessary as of September 30, 2024.

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

9. Investments

Alset International Limited, related party

The Company owns 127,179,291 shares or approximately 4% of the outstanding shares of Alset International Limited (“Alset Intl”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. This investment is classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of September 30, 2024 and December 31, 2023, was approximately $3,167,000 and $3,269,000, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded unrealized loss of approximately $102,000 and $407,000, respectively.

WestPark Capital Group, LLC.

On December 30, 2020, the Company signed a binding letter of intent with WestPark Capital Group, LLC. (“WestPark”) and Century TBD, Inc. (“TBD”) where the parties agreed to prepare a note and stock exchange agreement whereby DSS will assign the TBD Note to WestPark and WestPark shall issue to DSS a stock certificate reflecting 7.5% of the issued and outstanding shares of West Park. This note and stock exchange agreement was finalized during the first quarter 2022 and valued at approximately $500,000 and is included in Investments on the consolidated balance sheet on December 31, 2023 and as of September 30, 2024.

BMI Capital International LLC, related party

On September 10, 2020, the Company’s wholly owned subsidiary DSS Securities, Inc. entered into membership interest purchase agreement with BMI Financial Group, Inc. a Delaware corporation (“BMIF”) and BMI Capital International LLC, a Texas limited liability company (“BMIC”) whereas DSS Securities, Inc. purchased 14.9% membership interests in BMIC for $100,000. DSS Securities also had the option to purchase an additional 10% of the outstanding membership interest which it exercised for $100,000 in January of 2021 and increased its ownership to 24.9%. The Company is currently accounting for this investment under the equity method of accounting per ASC 323. The Company’s portion of net loss in BMIC during the nine months ended September 30, 2024 and 2023, approximated $3,000 and $28,000, respectively.

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

10. Short-Term and Long-Term Debt

DSS, Inc.

Promissory Notes - On May 20, 2021, Premier Packaging entered into master loan and security agreement (“BOA Note”) with Bank of America, N.A. (“BOA”) to secure financing approximating $3,710,000 to purchase and use as collateral, a new Heidelberg XL 106-7+L printing press. The aggregate principal balance outstanding under the BOA Note shall bear interest at a variable rate on or before the loan closing. As of September 30, 2024, and December 31, 2023, the outstanding principal on the BOA Note was $2,562,000 and $2,932,000, respectively and had an interest rate of 4.63%. As of September 30, 2024, $514,000 was included in the Current portion of long-term debt, net, and the remaining balance of approximately $2,049,000 is recorded as Long-term debt. As of December 31, 2023, $491,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $2,442,000 recorded as long-term debt. Interest expense equaled $96,000 and $0 for the nine months ended September 30, 2024 and 2023, respectively. The BOA Note contains certain covenants that are analyzed annually. As of September 30, 2024, Premier is in compliance with these covenants.

On August 1, 2021, AMRE Shelton, LLC., (“AMRE Shelton”) a subsidiary of AMRE, entered into a loan agreement (“Shelton Agreement”) with Patriot Bank, N.A. (“Patriot Bank”) in an amount up to $6,155,000, with the amount financed approximating $5,105,000. The Shelton Agreement contains monthly payments of principal and an initial interest of 4.25%. The interest will be adjusted commencing on July 1, 2026 and continuing for the next succeeding 5-year period shall be determined one month prior to the change date and shall be an interest rate equal to two hundred fifty (250) basis points above the Federal Home Loan Bank Boston 5-Year/25-Year amortizing advance rate, but in no event less than 4.25% for the term of 120 months with a balloon payment approximating $2,829,000 due at term end. The affective interest rate at September 30, 2024 was 4.25%. The funds borrowed were used to purchase a 40,000 square foot, 2.0 story, Class A+ multi-tenant medical office building located on a 13.62-acre site, which serves as collateral for the Shelton Agreement. The purchase price has been allocated as $4,640,000, $1,600,000, and $325,000 for the facility, land, and tenant improvements, respectively. Also included in the value of the property is $585,000 of intangible assets with an estimated useful life of approximating 3 years. The net book value of these assets as of September 30, 2024 approximated $6,199,000. Of the total financed, approximately $213,000 of principal and accrued interest is classified as current portion of long-term debt, net, and the remaining balance of approximately $4,257,000 recorded as long-term debt, net of $33,000 in deferred financing costs. Interest expense for the nine months ended September 30, 2024 and 2023 approximated $147,000 and $153,000, respectively.

On October 13, 2021, LVAM entered into loan agreement with BMIC (“BMIC Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be adjusted at the maturity date. The BMIC Loan matures on October 12, 2022, and contains an auto renewal period of three months. As of September 30, 2024 and December 31, 2023, $464,000 and $547,000, respectively, are included in Current portion of long-term debt, net on the consolidated balance sheet.

On October 13, 2021, LVAM entered into a loan agreement with Lee Wilson Tsz Kin (“Wilson Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be calculated at the maturity date. The Wilson Loan matures on October 12, 2022, and contains an auto renewal period of nine months. As of September 30, 2024, $1,070,000 is included in the Current portion of long-term debt, net on the consolidated balance sheet. As of December 31, 2023 $2,131,000 is included in the Current portion of long-term debt, net on the consolidated balance sheet.

On November 2, 2021, AMRE LifeCare entered into a loan agreement (“LifeCare Agreement”) with Pinnacle Bank, (“Pinnacle Bank”) in the amount of $40,300,000. The LifeCare Agreement supported the acquisition of three medical facilities located in Fort Worth, Texas, Plano, Texas, and Pittsburgh, Pennsylvania for a purchase price of $62,000,000. These assets are classified as investments, real estate on the consolidated balance sheet, and serves as collateral for the LifeCare Agreement. The purchase price has been allocated as $32,100,000, $12,100,000, and $1,500,000 for the facility, land and site improvements, respectively. Also included in the value of the property is $15,901,000 of intangible assets with estimated useful lives ranging from 1 to 11 years. The net book value of the assets acquired as of September 30, 2024 is approximately $41,570,000. The LifeCare Agreement calls for the principal amount of the in equal, consecutive monthly installments based upon a twenty-five (25) year amortization of the original principal amount of the LifeCare Agreement at an initial rate of interest equal to the interest rate determined in accordance as of July 29, 2022 provided, however, such rate of interest shall not be less than 4.28%, with the first such installment being payable on August 29, 2022 and subsequent installments being payable on the first day of each succeeding month thereafter until the maturity date, at which time any outstanding principal and interest is due in full. The affective interest rate at September 30, 2024 was 9.5%. As of December 31, 2023, the outstanding principal and interested approximates $41,331,000 and is included in current portion of long-term debt, on the consolidated balance sheet. As of September 30, 2024, the outstanding principal and interested approximates $45,147,000 and is included in current portion of long-term debt, on the consolidated balance sheet. Interest expense for the nine months ended September 30, 2024 and 2023 approximated $2,939,000 and $2,632,000, respectively. This note is in default and demand was made for final payment to be made by December 22, 2023. This amount is past due.

On March 17, 2022, AMRE Winter Haven, LLC (“AMRE Winter Haven”) and Pinnacle Bank (“Pinnacle”) entered into a term loan (“Pinnacle Loan”) whereas Pinnacle lent to AMRE Winter Haven the principal sum of $2,990,000, maturing on March 7, 2024 (later extended to July 7, 2024) to acquire a medical facility located in Winter Haven, Florida for a purchase price of $4,500,000. The assets acquired are classified as investments, real estate on the consolidated balance sheet, and serves as collateral for the Pinnacle Loan. The purchase price has been allocated as $3,200,000, $1,000,000, and $222,000 for the facility, land and site and tenant improvements, respectively. Also included in the value of the property is $29,000 of intangible assets with an estimated useful life of approximately 5 years. The net book value of the assets acquired as of September 30, 2024 is approximately $4,380,000. Payments are to be made in equal, consecutive installments based on a 25-year amortization period with interest at 4.28%. The first installment is due January 1, 2023. This AMRE Winter Haven note is currently due, and has an effective interest rate of 9.6%. The outstanding principal and interest, net of debt issuance costs of $17,000, approximates $2,977,000 and is included in the current portion of long-term debt, net on the accompanying consolidated balance sheet at December 31, 2023. The outstanding principal and interest, approximates $2,968,000 and is included in current portion of long-term debt, net on the accompanying consolidated balance sheet at September 30, 2024. Interest expense equaled $179,000 and $185,000 for the nine months ended September 30, 2024 and 2023, respectively. This note was assumed by SMS Financial on August 15, 2024. This note is in default and demand was made for final payment to be made by December 22, 2023. This amount is past due.

On March 30, 2023, Premier Packaging, a subsidiary of the Company entered into a loan and security agreement with Union Bank & Trust Company for the principal amount of $790,000 and shall accrued interest at the rate of 7.44%. Principal and interest shall be repaid in the approximate amount of $14,000 through March 2029. This loan is collateralized by a Bobst Model Novacut and is guaranteed by DSS, Inc. As of September 30, 2024, the outstanding principal and interest approximates $634,000 of which $121,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $513,000 recorded as long-term debt. As of December 31, 2023, the outstanding principal and interest approximates $719,000 of which $112,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $607,000 recorded as long-term debt. Interest expense equaled $38,000 and $0 for the nine months ended September 30, 2024 and

A summary of scheduled principal payments of long-term debt, not including revolving lines of credit, subsequent to September 30, 2024, are as follows:

Year	Amount
2024	$49,873,000
2025	858,000
2026	902,000
2027	948,000
2028	996,000
Thereafter	3,739,000

11. Lease Liability

The Company has operating leases predominantly for operating facilities. As of September 30, 2024, the remaining lease terms on our operating leases range from less than one to twelve years. Renewal options to extend our leases have not been exercised due to uncertainty. Termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants. There are no significant finance leases as of September 30, 2024.

Future minimum lease payments as of September 30, 2024 are as follows:

Maturity of Lease Liability:

Totals
2024	240,000
2025	861,000
2026	839,000
2027	808,000
2028	824,000
After	4,913,000
Total lease payments	8,485,000
Less: Imputed Interest	(1,393,000)
Present value of remaining lease payments	$7,092,000

Current	$638,000
Noncurrent	$6,454,000

Weighted-average remaining lease term (years)	9.9

Weighted-average discount rate	4.1%

Total cash paid for leases during the nine months ended September 30, 2024 and 2023 approximated $786,000 and $931,000, respectively.

12. Commitments and Contingencies

License Agreement – On March 19, 2022, Impact BioMedical entered into a License Agreement (“Equivir License”) with a third-party (“Licensee”) where the Licensor is granted the right, amongst other things, to develop, commercialize, and sell the Company’s Equivir technology. In exchange, the Licensee shall pay the Company a royalty of 5.5% of net sales. Under the terms of the Equivir Agreement, the Company shall reimburse the Licensee for 50% of the development costs provided that the development costs shall not exceed $1,250,000. As of September 30, 2024 and December 31, 2023, $13,000 and $200,000, respectively, has been accrued for in relation to the Equivir License as development of the Equivir technology.

13. Stockholders’ Equity

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

Stock-Based Compensation –

The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors, and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the nine months ended September 30, 2024, there were none. During the nine months ended September 30, 2023, the Company’s did not have stock compensation associated with these items, and 5,333 options were forfeited.

Impact BioMedical, Inc. Equity Transactions –

On May 10, 2023, the Company, the Company’s Board of Directors approved an amendment to the Articles of Incorporation of the Company to increase the total number of shares of Common Stock to 4,000,000,000 shares with a par value of $0.001. Each share of Common Stock when issued, shall have one (1) vote on all matters presented to the stockholders. Our Amended and Restated Articles of Incorporation also authorized 100,000,000 shares of preferred stock, par value $0.001 per share. On May 11, 2023, the Company effected a forward split. As a result, there were 3,877,282,251 shares of our Common Stock and no shares of preferred stock issued and outstanding. Prior to the split, there were 125,073,621 shares of our Common Stock and no shares of preferred stock issued and outstanding. On October 31, 2023, the Company effected a reverse stock split of 1 for 55. Also on October 31, 2023, DSS BioHealth Securities, Inc., the Company’s largest shareholder converted 60,496,041 shares of Common Stock into 60,496,041 shares of Series A Convertible Preferred Shares, reducing its ownership of the Company’s Common Stock from approximately 88% to approximately 12%. As of September 30, 2024 and December 31, 2023, there were 11,503,955 and 10,000,000, respectively, shares of our Common Stock and 60,496,041 shares of preferred stock issued and outstanding.

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

On October 31, 2023, the Company effected a reverse stock split of 1 for 55. As of December 31, 2023, and December 31, 2022, there were 3,877,282,251 shares of our Common Stock issued and outstanding which was converted to 70,496,041 shares. Also on October 31, 2023, DSS BioHealth Securities, Inc., the Company’s largest shareholder converted 60,496,041 shares of Common Stock into 60,496,041 shares of Series A Convertible Preferred Shares, reducing its ownership of the Company’s Common Stock from approximately 88% to approximately 12%.

On September 16, 2024, Impact Biomedical Inc., entered into an underwriting agreement (the “Underwriting Agreement”) with Revere Securities, LLC., as representative (the “Representative”) of the underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters in a firm commitment initial public offering (the “Offering”) an aggregate of 1,500,000 of the Company’s shares of common stock, par value $0.001 per share at a public offering price of $3.00 per share. On September 17, 2024, the Company closed the Offering, and as of September 30, 2024 there were 11,497,703 shares of common stock issued and outstanding. The total net proceeds to the Company from the Offering, after deducting discounts, expenses allowance and expenses, was approximately $3,726,000 (inclusive of approximately $1.5 million contributed by DSS). A final prospectus relating to this Offering was filed with the Commission on September 16, 2024. The shares of Common Stock were approved to list on the NYSE American under the symbol “IBO” and began trading there on September 16, 2024. The Company also issued warrants to the Representative and its affiliates (the “Representative’s Warrants”) warrants to purchase the number of shares of Common Stock in the aggregate equal to 5% of the Common Stock to be issued and sold in this offering (including any Shares of Common Stock sold upon exercise of the over-allotment option, if applicable). The Representative’s Warrants are exercisable for a price per share equal to 125% of the public offering price. The warrants are exercisable at any time, in whole or in part, commencing nine (9) months from the date of commencement of sales of the offering and ending on the third anniversary thereof. As of September 30, 2024, only the 1,500,000 shares included in the Offering are freely tradable on the NYSE. The remaining outstanding common shares of Impact Biomedical of 9,997,703 are restricted from trading for 180 days from the Offering date.

14. Discontinued Operations

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

The following tables show results of operations of the discontinued operation:

Sharing Services Global Corporation

Statements of Operations Loss - Discontinued Operations

For the Nine Months Ended September 30,

2023
Revenue:
Direct marketing	$4,325,000
Total revenue	4,325,000

Costs and expenses:
Cost of revenue	2,055,000
Selling, general and administrative	5,743,000
Total costs and expenses	7,798,000
Operating loss	3,473,000

Other income (expense):
Other income (expense)	(96,000)
Interest income	6,000)
Gain (loss) on investments	82,000
Impairment of assets	-
Loss from discontinued operations before income taxes	(3,481,000)

Income tax benefit/(loss)	-
Loss from discontinued operations	(3,481,000)

15. Supplemental Cash Flow Information

The following table summarizes supplemental cash flows for the six months ended September 30, 2024 and 2023:

	2024	2023

Cash paid for interest	$631,000	$3,432,000
Shares issued in lieu of cash bonus	-	268,000

16. Segment Information

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

Approximate information concerning the Company’s operations by reportable segment for the three and nine months ended September 30, 2024 and 2023 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Three Months Ended September 30, 2024	Product Packaging	Commercial Lending	Direct Marketing	Biotechnology	Securities	Corporate	Total
Revenue	$4,846,000	$45,000	$-	$1,000	$707,000	$-	$5,599,000
Cost of revenue	4,350,000	252,000	(2,000)	10,000	1,993,000	-	6,603,000
Gross profit (loss)	496,000	(207,000)	2,000	(9,000)	(1,286,000)	-	(1,004,000)
Operating expense	766,000	104,000	73,000	1,169,000	901,000	654,000	3,667,000
Operating income (loss)	(270,000)	(311,000)	(71,000)	(1,178,000)	(2,187,000)	(654,000)	(4,671,000)
Other income (expense)	(43,000)	251,000	(52,000)	(573,000)	336,000	(949,000)	(1,030,000)
Net income (loss) from continuing operations before taxes	(313,000)	(60,000)	(123,000)	(1,751,000)	(1,851,000)	(1,603,000)	(5,701,000)

Three Months Ended September 30,2023	Product Packaging	Commercial Lending	Direct Marketing	Biotechnology	Securities	Corporate	Total
Revenue	$3,378,000	$108,000	$523,000	$-	$173,000	$-	$4,182,000
Cost of revenue	3,871,000	-	271,000	4,000	1,926,000	-	6,072,000
Gross profit (loss)	(493,000)	108,000	252,000	(4,000)	(1,753,000)	-	(1,890,000)
Operating expense	647,000	139,000	55,000	1,154,000	352,000	866,000	3,213,000
Operating income (loss)	(1,140,000)	(31,000)	197,000	(1,158,000)	(2,105,000)	(866,000)	(5,103,000)
Other income (expense)	(143,000)	7,000	(1,208,000)	6,000	(50,000)	(189,000)	(1,577,000)
Net income (loss) from continuing operations before taxes	(1,283,000)	(24,000)	(1,011,000)	(1,152,000)	(2,155,000)	(1,055,000)	(6,680,000)

Nine Months Ended September 30, 2024	Product Packaging	Commercial Lending	Direct Marketing	Biotechnology	Securities	Corporate	Total
Revenue	$11,466,000	$192,000	$3,000	$2,000	$2,018,000	$-	$13,681,000
Cost of Revenue	10,715,000	719,000	(2,000)	30,000	5,804,000	-	17,266,000
Gross profit (loss)	751,000	(527,000)	5,000	(28,000)	(3,786,000)	-	(3,585,000)
Operating expense	2,313,000	338,000	227,000	2,637,000	3,023,000	2,164,000	10,702,000
Operating income (loss)	(1,562,000)	(865,000)	(222,000)	(2,665,000)	(6,809,000)	(2,164,000)	(14,287,000)
Other income (expense)	(118,000)	(73,000)	134,000	(699,000)	52,000	(934,000)	(1,638,000)
Net loss from continuing operations	(1,680,000)	(938,000)	(88,000)	(3,364,000)	(6,757,000)	(3,098,000)	(15,925,000)

Nine Months Ended September 30,2023	Product Packaging	Commercial Lending	Direct Marketing	Biotechnology	Securities	Corporate	Total
Revenue	$12,883,000	$426,000	$1,930,000	$3,000	$3,678,000	$-	$18,920,000
Cost of revenue	10,952,000	-	820,000	67,000	6,340,000	-	18,179,000
Gross profit (loss)	1,931,000	426,000	1,110,000	(64,000)	(2,662,000)	-	741,000
Operating expense	1,890,000	283,000	2,683,000	3,230,000	5,946,000	2,276,000	16,308,000
Operating income (loss)	41,000	143,000	(1,573,000)	(3,294,000)	(8,608,000)	(2,276,000)	(15,567,000)
Other income (expense)	(137,000)	(1,943,000)	(7,238,000)	(2,640,000)	16,000	(2,062,000)	(14,004,000)
Net loss from continuing operations	(96,000)	(1,800,000)	(8,811,000)	(5,934,000)	(8,592,000)	(4,338,000)	(29,571,000)

The following tables disaggregate our business segment revenues by major source:

Printed Products Revenue Information:

Three months ended September 30, 2024
Packaging Printing and Fabrication	$4,773,000
Commercial and Security Printing	55,000
Total Printed Products	$4,828,000

Three months ended September 30, 2023
Packaging Printing and Fabrication	$3,293,000
Commercial and Security Printing	22,000
Total Printed Products	$3,315,000

Nine months ended September 30, 2024
Packaging Printing and Fabrication	$11,096,000
Commercial and Security Printing	333,000
Total Printed Products	$11,429,000

Nine months ended September 30, 2023
Packaging Printing and Fabrication	$12,634,000
Commercial and Security Printing	342,000
Total Printed Products	$12,976,000

Direct Marketing

Three months ended September 30, 2024
Direct Marketing Internet Sales	$-
Total Direct Marketing	$-

Three months ended September 30, 2023
Direct Marketing Internet Sales	$523,000
Total Direct Marketing	$523,000

Nine months ended September 30, 2024
Direct Marketing Internet Sales	$-
Total Direct Marketing	$-

Nine months ended September 30, 2023 (as restated)
Direct Marketing Internet Sales	$1,763,000
Total Direct Marketing	$1,763,000

Rental Income

Three months ended September 30, 2024
Rental income	$496,000
Total Rental Income	$496,000

Three months ended September 30, 2023
Rental income	$236,000
Total Rental Income	$236,000

Nine months ended September 30, 2024
Rental income	$1,334,000
Total Rental Income	$1,334,000

Nine months ended September 30, 2023
Rental income	$3,464,000
Total Rental Income	$3,464,000

Commission Income

Three months ended September 30, 2024
Commission income	$230,000
Total commission income	$230,000

Three months ended September 30, 2023
Commission income	$-
Total commission income	$-

Nine months ended September 30, 2024
Commission income	$737,000
Total commission income	$737,000

Nine months ended September 30, 2023
Commission income	$295,000
Total commission income	$295,000

Net Investment Income

Three months ended September 30, 2024
Net Investment Income	$45,000
Total Investment Income	$45,000

Three months ended September 30, 2023
Net Investment Income	$108,000
Total Rental Income	$108,000

Nine months ended September 30, 2024
Net investment income	$181,000
Total Management fee income	$181,000

Nine months ended September 30, 2023
Net Investment Income	$422,000
Total Management fee income	$422,000

17. Related Party Transactions

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

The fair value of the marketable security as of September 30, 2024 and December 31, 2023, was approximately $3,167,000 and $3,269,000, respectively. During the nine month ended September 30, 2024 and 2023, the Company recorded unrealized loss of approximately $102,000 and $407,000, respectively.

On September 10, 2020, the Company’s wholly owned subsidiary DSS Securities, Inc. entered into membership interest purchase agreement with BMI Financial Group, Inc. a Delaware corporation (“BMIF”) and BMI Capital International LLC, a Texas limited liability company (“BMIC”) whereas DSS Securities, Inc. purchased 14.9% membership interests in BMIC for $100,000. DSS Securities also had the option to purchase an additional 10% of the outstanding membership interest which it exercised for $100,000 in January of 2021 and increased its ownership to 24.9%. The Company is currently accounting for this investment under the equity method of accounting per ASC 323. The Company’s portion of net loss in BMIC during the nine months ended September 30, 2024 and 2023, approximated $3,000 and $28,000, respectively.

On October 13, 2021, LVAM entered into loan agreement with BMIC (“BMIC Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be adjusted at the maturity date. The BMIC Loan matures on October 12, 2022, and contains an auto renewal period of three months. As of September 30, 2024 and December 31, 2023, $464,000 and $547,000, respectively, are included in Current portion of long-term debt, net on the consolidated balance sheet.

On October 13, 2021, LVAM entered into a loan agreement with Lee Wilson Tsz Kin (“Wilson Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be calculated at the maturity date. The Wilson Loan matures on October 12, 2022, and contains an auto renewal period of nine months. As of September 30, 2024, $1,070,000 is included in the Current portion of long-term debt, net on the consolidated balance sheet. As of December 31, 2023 $2,131,000 is included in the Current portion of long-term debt, net on the consolidated balance sheet

On August 29, 2022, DSS Financial Management Inc and BMI Capital, Inc. (“BMIC”), a related party, entered into a promissory note (“Note 8”) in the principal sum of $100,000 with interest of 8%, is due in three quarterly installments beginning on September 14, 2022. All unpaid principal and interest is due on August 29, 2025. The outstanding principal and interest at September 30, 2024 approximated $86,000, and was fully reserved for as of September 30, 2024. At December 31, 2023, the balance approximated $100,000 of which $76,000 is included in the Current portion of notes receivable and $24,000 is included in the long-term portion of notes receivable. DSS owns 24.9% of the outstanding common shares of BMIC.

On May 8, 2023, DSS Financial Management Inc and BMIC entered into a promissory note (“Note 9”) in the principal sum of $102,000 with interest at the prime rate plus 2% (10.5% at September 30, 2024 and December 31, 2023) with a maturity date of May 7, 2026. The outstanding principal and interest at September 30, 2024 approximated $110,000, and was fully reserved for as of September 30, 2024. At December 31, 2023 approximates $107,000 with approximately $53,000 of principal and accrued interest classified as Current portion notes receivable, and the remaining balance of approximately $54,000 is recorded as notes receivable, on the accompanying consolidated balance sheet. DSS owns 24.9% of the outstanding common shares of BMIC.

On July 26, 2022, APF and VEII, Inc. (“VEII”) entered into a promissory note (“Note 10”) in the principal sum of $1,000,000 with interest of 8% with all unpaid principal and interest due on July 26, 2024. This note was amended so that all unpaid principal and interest is due July 26, 2025. The outstanding principal and interest on September 30, 2024 approximates $959,000, and is included in notes receivable on the accompanying consolidate balance sheet. Approximately $480,000 of Note 10 was reserved for as of March 31, 2024. No additional reserve was deemed necessary as of September 30, 2024. The outstanding principal and interest on December 31, 2023, approximates $939,000, net of $20,000 of unamortized origination fees and is included in notes receivable on the accompanying consolidate balance sheet. Heng Fai Ambrose Chan, the Chairman of DSS, Inc is also the on the board of directors of VEII.

18. Subsequent Events

The Company has evaluated all subsequent events and transactions through November 13, 2024, the date that the condensed consolidated financial statements were available to be issued and noted no subsequent events requiring financial statement recognition or disclosure.

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

Our divisions, their business lines, subsidiaries, and operating territories: (1) Our Product Packaging line is led by Premier Packaging Corporation, Inc. (“Premier”), a New York corporation. Premier operates in the paper board and fiber based folding carton, consumer product packaging, and document security printing markets. It markets, manufactures, and sells sophisticated custom folding cartons, mailers, photo sleeves and complex 3-dimensional direct mail solutions. Premier is currently located in its new facility in Rochester, NY, and primarily serves the US market. (2) The Biotechnology business line was created to invest in or acquire companies in the BioHealth and BioMedical fields, including businesses focused on the advancement of drug discovery and prevention, inhibition, and treatment of neurological, oncological, and immune related diseases. This division is also targeting unmet, urgent medical needs, and is developing open-air defense initiatives, which curb transmission of air-borne infectious diseases, such as tuberculosis and influenza. (3) Direct Marketing, led by the holding corporation, Decentralized Sharing Systems, Inc. (“Decentralized”) provides services to assist companies in the emerging growth “Gig” business model of peer-to-peer decentralized sharing marketplaces. Direct Marketing’s products include, among other things, nutritional and personal care products sold throughout North America, Asia Pacific, Middle East, and Eastern Europe. (4) Our Commercial Lending business division, driven by American Pacific Financial, Inc. (“APF”, formally American Pacific Bancorp, Inc. “APB”), is organized for the purposes of being a financial network holding company, focused on acquiring equity positions in (i) undervalued commercial bank(s), bank holding companies and nonbanking licensed financial companies operating in the United States, South East Asia, Taiwan, Japan and South Korea, and (ii) companies engaged in—nonbanking activities closely related to banking, including loan syndication services, mortgage banking, trust and escrow services, banking technology, loan servicing, equipment leasing, problem asset management, SPAC (special purpose acquisition company) consulting services, and advisory capital raising services. (5) Securities and Investment Management was established to develop and/or acquire assets in the securities trading or management arena, and to pursue, among other product and service lines, broker dealers, and mutual funds management. Also in this segment is the Company’s real estate investment trusts (“REIT”), organized for the purposes of acquiring hospitals and other acute or post-acute care centers from leading clinical operators with dominant market share in secondary and tertiary markets, and leasing each property to a single operator under a triple-net lease. the REIT was formed to originate, acquire, and lease a credit-centric portfolio of licensed medical real estate. (6) Alternative Trading was established to develop and/or acquire assets and investments in the securities trading and/or funds management arena. Alternative Trading, in partnership with recognized global leaders in alternative trading systems, intends to own and operate in the US a single or multiple vertical digital asset exchanges for securities, tokenized assets, utility tokens, and cryptocurrency via an alternative trading platform using blockchain technology. The scope of services within this section is planned to include asset issuance and allocation (securities and cryptocurrency), FPO, IPO, ITO, PPO, and UTO listings on a primary market(s), asset digitization/tokenization (securities, currency, and cryptocurrency), and the listing and trading of digital assets (securities and cryptocurrency) on a secondary market(s). (7) Digital Transformation was established to be a Preferred Technology Partner and Application Development Solution for mid cap brands in various industries including the direct selling and affiliate marketing sector. Digital improves marketing, communications and operations processes with custom software development and implementation (discontinued in 2023). (8) The Secure Living division has developed a plan for fully sustainable, secure, connected, and healthy living communities with homes incorporating advanced technology, energy efficiency, and quality of life living environments both for new construction and renovations for single and multi-family residential housing (discontinued in 2023). (9) The Alternative Energy group was established to help lead the Company’s future in the clean energy business that focuses on environmentally responsible and sustainable measures. Alset Energy, Inc, the holding company for this group, and its wholly owned subsidiary, Alset Solar, Inc., pursue utility-scale solar farms to serve US regional power grids and to provide underutilized properties with small microgrids for independent energy (discontinued in 2023).

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

Results of operations for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023.

This discussion should be read in conjunction with the financial statements and footnotes contained in this Quarterly Report and in our Annual Report on Form 10-K/A for the year ended December 31, 2023.

	Three months ended September 30, 2024	Three months ended September 30, 2023	% Change	Nine months ended September 30, 2024	Nine months ended September 30, 2023 (as restated)	% Change

Printed products	$4,828,000	$3,315,000	46%	$11,429,000	$12,976,000	-12%
Rental income	496,000	236,000	110%	1,334,000	3,464,000	-61%
Net investment income	45,000	108,000	-58%	181,000	422,000	-57%
Commission revenue	230,000	-	N/A	737,000	295,000	150%
Direct marketing	-	523,000	-100%	-	1,763,000	-100%

Total Revenue	$5,599,000	$4,182,000	34%	$13,681,000	$18,920,000	-28%

For the three months ended September 30, 2024, total revenue increased 34% as compared to the three months ended September 30, 2023. The increase in Printed Product revenue of approximately 46% is driven by new customer orders. The increases in Rental income of 110% is driven by new tenants at AMRE LifeCare Pittsburg facility being making rental payments in 2024. The decreases in Net investment income approximating 58% is due to a number of loans made going on non-accrual as borrowers have struggled to make expect payments. The Company’s Direct Marketing revenues decreased 100% as the change in business plan from maintaining its own sales force to licensing its products has been slow to generate revenue.

For the nine months ended September 30, 2024, total revenue decreased 28% as compared to the nine months ended September 30, 2023. Revenues from the sale of Printed products decreased 12% due primarily to orders expected to ship during the 4th quarter 2022 being pushed to the 1st quarter 2023 as well as decrease in orders from two existing customers. The decreases in Rental income of 61% is driven by the tenants at AMRE LifeCare being unable to make rental payments in 2024. The decreases in Net investment income approximating 57% is due to a number of loans made going on non-accrual as borrowers have struggled to make expect payments. The Company’s Direct Marketing revenues decreased 100% as the change in business plan from maintaining its own sales force to licensing its products has been slow to generate revenue.

	Three months ended September 30, 2024	Three months ended September 30, 2023	% Change	Nine months ended September 30, 2024	Nine months ended September 30, 2023 (as restated)	% Change

Cost of revenue
Printed products	$4,350,000	$3,871,000	12%	$10,715,000	$10,952,000	-2%
Securities	1,993,000	1,926,000	3%	5,804,000	6,340,000	-8%
Biotechnology	10,000	4,000	150%	30,000	67,000	-55%
Commercial lending	252,000	-	N/A	719,000	-	N/A
Direct marketing	(2,000)	271,000	-101%	(2,000)	820,000	-100%
Sales, general and administrative compensation	1,197,000	1,132,000	6%	3,639,000	4,452,000	-18%
Professional fees	647,000	1,139,000	-43%	2,206,000	3,248,000	-32%
Sales and marketing	907,000	483,000	88%	1,849,000	1,845,000	0%
Rent and utilities	133,000	156,000	-15%	560,000	656,000	-15%
Research and development	-	239,000	-100%	50,000	684,000	-93%
Other operating expenses	783,000	64,000	1123%	2,398,000	5,423,000	-56%

Total costs and expenses	$10,270,000	$9,285,000	11%	$27,968,000	$34,487,000	-19%

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

Our Commercial Lending operating segment has costs of revenue associated with the impairment of notes receivable for those amounts at risk of collection. Total costs of revenue decreased 5% for nine months ended September 30, 2024 as compared to 2023 is primarily related to the decrease in revenue associate with the change in the Direct marketing business plan that has been slow to generate revenue as well as decrease in revenues from our Printed product business line.

Sales, general and administrative compensation costs, excluding stock-based compensation, decreased 18% for nine months ended September 30, 2024 as compared to 2023 is primarily related the decrease in head count as the change in business plan from maintaining our own sales force for the Direct marketing business segment to licensing its products.

Professional fees decreased 32% for nine months ended September 30, 2024 as compared to 2023 due primarily to primarily due to efforts taken to decrease these cost primarily at the Company’s Impact Bio subsidiary in anticipation of its IPO.

Sales and marketing which include internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses. Sales and marketing remained flat during the nine months ended September 30, 2024 as compared to 2023 due as the decrease in such cost associated with our Direct marketing business segment were offset by increases in our Printed Products and Biotechnology business segments.

Rent and utilities decreased 15% during the nine months ended September 30, 2024 as compared to 2023 primarily due to end of the lease in Tennessee for AMRE office space and California for the Company’s DSS Wealth Management subsidiary.

Research and development costs represent costs consisting primarily of independent, third-party testing of the various properties of each technology the Company owns possesses as well as research on new technologies. These costs decreased 93% the nine months ended September 30, 2024 as compared to September 30, 2023, due primarily to the cessation of the Company’s research and development contract with GRDG at the end of 2023.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, and insurance costs. These costs decrease approximately 56% during the nine months ended September 30, 2024 as compared to September 30, 2023, due primarily to the write-off of accounts receivable associated with our AMRE LifeCare facilities of approximately $3,023,000 in 2023 as the tenant was unable to pay rent.

Other Income (Expense)

	Three months ended September 30, 2024	Three months ended September 30, 2023	%Change	Nine months ended September 30, 2024	Nine months ended September 30,2023 (as restated)	% Change

Interest Income	$28,000	$682,000	-96%	$331,000	$1,220,000	-73%
Dividend Income	-	$-	N/A	$-	$12,000	-100%
Other Income (expense)	2,000	(43,000)	-105%	$39,000	$138,000	-72%
Interest Expense	(53,000)	(51,000)	4%	$(242,000)	$(438,000)	-45%
Foreign Currency Translation Adjustment	8,000	-	N/A	$(5,000)	$-	N/A
(Loss) gain on equity method investment	(4,000)	(6,000)	-33%	$3,000	$(28,000)	-111%
(Loss) gain on investments	(449,000)	301,000	-249%	$(1,021,000)	$(2,471,000)	-59%
Impairment of assets upon deconsolidation	-	-	N/A	$-	$(6,220,000)	-100%
Provision for loan losses	(562,000)	(1,179,000)	-52%	$(908,000)	$(4,936,000)	-82%
Gain (loss) on sale	-	(1,281,000)	-100%	$165,000	$(1,281,000)	-113%

Total other income	$(1,030,000)	$(1,577,000)	35%	$(1,638,000)	$(14,004,000)	88%

Interest income is recognized on the Company’s money markets, and a portion of notes receivable, identified in Note 4. The decrease in interest income is driven by several notes being put on non-accrual as the related borrowers have shown an inability to pay timely.

Other income (expense) for the nine months ended September 30, 2024 as compared to 2023 decreased 72% due primarily to income incurred in 2023 regarding the Company’s distribution agreement with BioMed Technologies.

Interest expenses decreased 45% during the nine months ended September 30, 2024, as compared to the same period in 2023, due to decreasing debt balances.

(Loss) gain on equity method investment is the Company’s prorated portion of earnings on its investments treated under the equity method of account for the six months ended September 30, 2024 as compared to 2023.

(Loss) gain on investments consists of net realized losses on marketable securities which are recognized as the difference between the purchase price and sale price of the common stock investment, and net unrealized losses on marketable securities which are recognized on the change in fair market value on our common stock investment. The decrease in loss on investment for the nine months ended September 30, 2024 as compared to 2023 is driven by better performance of our stock portfolio.

Impairment of assets upon deconsolidation represents the impairment of assets recognized due to the deconsolidation of SHRG approximately $6,220,000 which is recorded as an impairment of assets due to the deconsolidation in our consolidated statements of operations.

Net Loss

	Three months ended September 30, 2024	Three months ended September 30, 2023	% Change	Nine months ended September 30, 2024	Nine months ended September 30, 2023 (as restated)	% Change

Loss from continuing operations	$(5,701,000)	$(6,680,000)	-15%	$(15,762,000)	$(29,580,000)	-47%

Income (loss) from discontinued operations, net of tax	-	-	N/A	-	(3,481,000)	-100%
Net loss	$(5,701,000)	$(6,680,000)	15%	$(15,762,000)	$(33,061,000)	52%

For the nine months ended September 30, 2024 the Company recorded net losses of $15,762,000 as compared to net losses of $33,061,000 for the same period in 2023. The decrease in net loss is driven by decreases in the Provision for loan losses, impairment of assets upon deconsolidation, the improved performance of our stock portfolio as well as the deconsolidation of SHRG.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its liquidity and capital requirements primarily through the sale of its equity securities and debt financing. As of September 30, 2024 the Company had cash of approximately $11.6 million. As of September 30, 2024, the Company believes that it has sufficient cash to meet its cash requirements for at least the next 12 months from the filing date of this Quarterly Report. In addition, the Company believes that it will have access to sources of capital from the sale of its equity securities and debt financing. The deconsolidation of SHRG and sale of HWH Holdings, Inc, two companies with historical losses, also is expected to improve future cash flows.

Cash Flow from Continuing Operating Activities

Net cash used by operating activities was $9,181,000 for the nine months ended September 30, 2024 as compared to $21,035,000 for nine months ended September, 2023. This fluctuation is driven by decreases in net loss, after reconciling items, approximating $371,000. Also, the Company paid litigation losses during the 1st quarter of 2023 of approximately $8,750,000.

Cash Flow from Investing Activities

Net cash provided by investing activities was $9,916,000 for the nine months ended September 30, 2024 as compared to net cash provided by investing activities of $11,885,000 for the nine months ended September 30, 2023. This fluctuation is driven by the sale of marketable securities approximating $11,330,000 during 2023 versus a sale of $3,029,000 during 2024. This is offset by receipts on Notes receivable of $4,039,000 in 2024 versus $1,419,000 in 2023.

Cash Flow from Financing Activities

Net cash provided by financing activities was $4,281,000 for the nine months ended September 30, 2024 as compared to net cash used by financing activities of $3,243,000 for the nine months ended September 30, 2023. This variance is driven by payments toward long term debt of $1,492,000 in 2024 versus $4,056,000 in 2023.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues, or expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2023, describe the significant accounting policies and methods used in the preparation of the financial statements. There have been no material changes to such critical accounting policies as of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures for the quarter ended September 30, 2024, pursuant to Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation and on the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 which remained as of September 30, 2024, our principal executive officer and principal financial officer concluded that as of September 30, 2024, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is being recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is being accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2024, as the Company began implementation of the remediation steps described above, we believe that there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DSS, INC.

November 13, 2024	By:	/s/ Jason Grady
Jason Grady
Interim Chief Executive Officer
(Principal Executive Officer)

November 13, 2024	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer
(Principal Financial and Accounting Officer)

