Form 10-K
period 2024-12-31
DSS, INC.
filed 2025-03-31
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold, as reported on the NYSE American LLC exchange on June 30, 2024 was $3,185,799.

The number of shares of the registrant’s common stock outstanding as of March 24, 2025, was 9,092,518.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DSS, INC. & SUBSIDIARIES

PART I

ITEM 1 - BUSINESS

Overview

DSS, Inc. together with its consolidated subsidiaries (unless the context otherwise requires), referred to herein as “DSS,” “we,” “us,” “our” or the “Company”, currently operates five distinct business lines operate around the globe with primary operations in North America and Asia. The five divisions are:

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

Each of these business lines are in various stages of development, growth, and income generation. Due to these variations in the business cycle, including differences in revenue and assets acquired, the Company is currently reporting financial information for five of these operating segments:

1.	Product Packaging,
2.	Biotechnology,
3.	Commercial Lending,
4.	Securities and Investment Management, and
5.	Direct Marketing

As the other divisions grow and start generating material operations and revenue, those operating segments will be added to our financial segmental reporting.

Our divisions, their business lines, subsidiaries, and operating territories:

1.	Product Packaging: The Company’s consumer packaging and security printing business is led by its wholly owned subsidiary, Premier Packaging Corporation, Inc. (“Premier”), a New York corporation. Premier operates in the paper board and fiber based folding carton, consumer product packaging, and document security printing markets. It markets, manufactures, and sells sophisticated custom folding cartons, mailers, photo sleeves and complex 3-dimensional direct mail solutions. Premier is currently located in its new facility in Rochester, NY, and primarily serves the US market.

2.	Biotechnology: (“Biotech”) Biotechnology, a science-driven industry sector that uses living organisms and molecular biology to produce healthcare-related products. This division is committed to both funding research and developing intellectual property portfolio. It is currently focus on research in three main areas: (i) development of a universal therapeutic drug platform; (ii) a new sugar substitute; and (iii) a multi-use fragrance. Biotech discovers, confirms, and patents unique science and technologies which can be developed into new offerings in human healthcare and wellness in collaboration with external partners through licensing, co-development, joint ventures, and other relationships. By leveraging technology and new science with strategic partnerships, we provide advances in biopharmaceuticals and over the counter direct to consumer wellness offerings, and drug discovery for the prevention, inhibition, and treatment of neurological, oncology and immuno-related diseases. Assets of this group are organized under the holding company, DSS BioHealth Security, Inc. Its subsidiaries are currently operating in Houston, TX and Rochester, NY.

3.	Commercial Lending: American Pacific Financial, Inc. (“APF”) represents our banking and financing business line. Looking ahead, to better meet the needs of the current financial market, the company is looking to transition away from certain industries like direct marketing and focus more on growing its inventory / equipment loan portfolio as well as engaging in more specialized areas of lending like broker/dealer loans.

4.	Securities and Investment Management: In 2024, DSS continued our strategic investments in three broker dealers; WestPark Capital, BMI Capital Investments, and Sentinel Brokers Company, Inc. Additionally, we have become the Registered Investment Advisor (“RIA”) for DSS AmericaFirst Quantitative Funds (DSS AmericaFirst) family. This group of businesses is led by its holding company, DSS Securities, Inc., (“DSS Securities”) and the group is currently headquartered in Houston, Texas, with operations in Chicago, Illinois, Sacramento, California, Los Angeles, California, and New York, NY. Also in this segment is the Company’s real estate investment trusts (“REITs”), organized for the purposes of acquiring hospitals and other acute or post-acute care centers from leading clinical operators with dominant market share in secondary and tertiary markets, and leasing each property to a single operator under a triple-net lease. The REIT was formed to originate, acquire, and lease a credit-centric portfolio of licensed medical real estate. This group is headquartered in Houston, Texas.

5.	Direct Marketing: (“Direct”) Led by the holding corporation, Decentralized Sharing Systems, Inc. (“Decentralized”) provides services to assist companies in the emerging growth “Gig” business model of peer-to-peer decentralized sharing marketplaces. Direct specializes in licensing its products and services through its subsidiary HWH World, Inc. (“HWH World”) using the popular gig economic marketing strategy as a form of direct marketing. Direct’s products include, among other things, nutritional and personal care products sold throughout North America, Asia Pacific, Middle East, and Eastern Europe.

2024 RECAP

The following is a summary of the DSS reported transactions and investments since January 2024 that reflect the active advancements and investments in these business lines:

September 16, 2024, DSS, Inc. and its subsidiary Impact BioMedical Inc. (NYSE American: IBO), announced the successful pricing of Impact BioMedical’s initial public offering (IPO). Impact BioMedical, a trailblazer in advancing human healthcare and wellness solutions, has set its IPO price at $3.00 per share, with an initial offering of 1,500,000 shares. Trading under the ticker symbol “IBO,” these shares will begin trading on the NYSE American Market on September 16, 2024. This significant achievement underscores Impact BioMedical’s innovative contributions to the healthcare sector and represents a major milestone for DSS. We are particularly proud of the role this IPO plays in enhancing shareholder value, reflecting our ongoing commitment to providing substantial returns to our investors.

On September 10, 2024, DSS Wealth Management, Inc., the registered investment advisor for the DSS AmericaFirst Funds, announced that effective August 9, 2024, David Friedensohn, Monica Himes and Allan Siegel have resigned from their positions as independent directors. The Trust is pleased to announce the election of three new independent directors by shareholder proxy vote: Dr. Prabir Datta, Darryl Robinson and Mark Gronet. These individuals are seasoned senior investment executives who bring a wealth of experience and expertise in asset management, risk management, investment operations and sales.

On August 26, 2024, DSS announced the appointment of Jason Grady as its Interim CEO, effective August 23, 2024. Grady, who previously served as Chief Operating Officer of DSS, Inc., brings over 25 years of extensive experience in executive leadership, business development, restructuring, and operations management across a variety of industries. He will succeed Frank D. Heuszel, who is exiting the company to transition to a leadership role within one of its former subsidiaries. Throughout his career, Mr. Grady has held pivotal positions within DSS, including CEO and Director of DSS Biohealth Holdings, President of Premier Packaging Corporation, President and COO of DSS Financial Management, and Chief Business Officer of Impact Biomedical, among others.

On January 30, 2024, Impact Biomedical, Inc (“IBO”). IBO announced a milestone in its innovative Laetose™ technology platform. The U.S. Patent and Trademark Office (USPTO) has issued U.S. patent # 11,898,184, entitled “Low Glycemic Sugar Composition” developed within this platform. The Laetose™ technology demonstrates compelling potential in reducing caloric intake and glycemic index in foods, while also inhibiting tumor necrosis factor alpha (TNF-α), a cytokine associated with inflammatory chronic diseases. The patented formulation is a novel combination of one or more sugars and myo-inositol, with potential to inhibit the inflammatory and metabolic response of sugar alone. This marks the first Laetose™ patent issued in the U.S., emphasizing IBO’s commitment to discovering, developing, and patenting unique technologies to address unmet needs in human healthcare. The term of this US patent will expire in 2037.

On January 04, 2024, DSS. announced a significant investment by its Chairman of the Board, Heng Fai Ambrose Chan. In a strategic move to bolster shareholder confidence and underscore his commitment to the company’s growth. Chairman Chan acquired an additional 672,173 shares of DSS, Inc. in an open market transaction on December 28, 2023.

STRATEGIC BUSINESS PLAN AND PROGRESSION

Here we highlight three specific developments:

As DSS, Inc. enters a new chapter, our strategic focus is to optimize operational efficiencies, realign resources, and position the company for sustainable long-term growth. This approach has already yielded meaningful results, as demonstrated in our most recent earnings report. Below, we outline our key initiatives moving forward:

Strategic Focus for Revenue Growth and Operational Excellence

●	Expansion of High-Impact Business Lines: We are strategically expanding key business units, such as Premier Packaging, to drive growth and contribute to long-term revenue generation.

●	Exploration of Untapped Markets: DSS, Inc. is committed to identifying and investing in high-growth markets, with a focus on creating scalable and recurring revenue streams across multiple sectors.

●	Enhancing Accountability Across Business Units: To ensure consistent execution of high-priority opportunities, we are implementing metrics-driven accountability systems across all business units.

Cost Structure Optimization and Operational Efficiency

●

Comprehensive Business Unit Review: We are conducting an extensive evaluation of all business units to identify underperforming segments. Our goal is to restructure, streamline, or divest from non-core areas to bolster our core strengths.

●	Process and Technology Optimization: To improve productivity and reduce inefficiencies, DSS will introduce new operational tools and processes aimed at reducing waste in procurement, production, and logistics.

●	Targeted Cost Reduction: We have set a target to reduce costs by 15-20% in the upcoming fiscal year, which will significantly improve profitability and strengthen our financial position.

Driving Innovation for Competitive Advantage

●

Advancing Research and Development (R&D): DSS is leveraging its R&D capabilities to develop cutting-edge solutions in emerging sectors, such as biomedical technologies and sustainable packaging, ensuring our leadership in innovation.

●

Cultivating Strategic Partnerships: We are actively building partnerships with key industry players to accelerate the market introduction of innovative products and solutions, enhancing our competitive advantage.

●	Pilot Program Launches: Targeted pilot programs will be deployed in select regions or sectors to validate new initiatives, which, once proven, will be scaled company-wide.

Maximizing Shareholder Value Through Disciplined Growth

●	Disciplined Financial Stewardship: DSS remains steadfast in our commitment to delivering consistent growth, profitability, and returns for shareholders, ensuring long-term value creation.

●	Commitment to Transparency: We will provide regular updates on our progress, milestones, and strategic objectives, ensuring stakeholders remain well-informed of our activities.

●	Exploring Shareholder Rewards: We are exploring initiatives to directly reward our shareholders for their continued trust and support, reinforcing our commitment to shareholder value.

Leadership Transition and Future Outlook

This pivotal moment in DSS, Inc.’s journey marks a clear path toward growth, innovation, and sustained value creation. With a focused strategy and commitment to execution, we are poised to unlock new opportunities and drive long-term shareholder returns. We extend our thanks to all stakeholders for their continued support and confidence in DSS, Inc. We look forward to updating you on our progress and invite any questions you may have through our Investor Relations team.

Three-Stage Development for Exponential Growth

For every completed acquisition, and taking into consideration market conditions and other constraints, we adhere to a well-structured three-stage development process with the goal of maximizing value creation and propelling our growth by expanding our capabilities, strength, and scale.

Stage 1: Asset Acquisition and Organizational Development. In this initial phase, our focus lies in identifying and acquiring assets, vehicles, asset structures, and assembling the necessary talent and organizations. This strategic step serves as the strong foundation upon which we build future growth.

Stage 2: Revenue Generation and Operational Excellence. Our second stage revolves around driving revenue through diverse channels, including revenue streams, licensing, and other scalable sources. Our primary objective during this phase is the creation of efficient and well-operating businesses that excel in operational performance.

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

Premier Packaging Strategic Update and Progression

Premier Packaging Corp. is focusing on its core competencies and growth areas for 2024 and 2025, with a strong emphasis on expanding into targeted markets while enhancing internal capabilities. Here’s an update on the Company’s focus areas and plans:

Focus Areas & Growth Markets

1.	Key Growth Markets

○	Medical Device: Targeting the growing need for safe, compliant, and sustainable packaging solutions for medical products. This sector presents high-margin opportunities, especially for custom paperboard packaging that aligns with regulatory standards (cGMP certifications).

○	Food & Beverage: With increasing demand for sustainable packaging, Premier Packaging is targeting secondary food packaging. The company is exploring the potential for obtaining SQF (Safe Quality Food) certification, addressing the growing concern for food safety and sustainability in packaging.

○	Health & Beauty: The company is also focusing on providing cost-effective, sustainable packaging solutions for health and beauty products, particularly where companies are overpaying for high-end packaging.

○	Mailers: Although not currently investing heavily in this category, the company continues to monitor the opportunity for growth in this space.

2.	Sustainability Initiatives Premier is working towards aggressive sustainability certification and exploring green solutions across its offerings, ensuring that their products meet the growing demand for environmentally friendly packaging.

Key Strategic Initiatives for 2025

1.	Sales Team Development and Specialization: We will prioritize investment in comprehensive, specialized training programs tailored to the unique needs of our key sectors—Food & Beverage, Medical Devices, and Health & Beauty. By equipping our sales force with sector-specific knowledge and customer insights, we aim to drive deeper client relationships, accelerate revenue growth, and position our team as experts in delivering high-value, tailored packaging solutions.

2.	Capital Infrastructure and Technological Advancements: A critical component of our growth strategy for 2025 will be the strategic acquisition and installation of key capital assets. These investments will focus on advanced production technologies and equipment upgrades, including the procurement of glue systems, hot melt units, and enhanced press systems. These actions are expected to significantly expand production capacity, streamline operations, and improve product quality, contributing to both operational efficiency and customer satisfaction.

3.	Optimization of the Quotation Process: To improve our operational efficiency and market competitiveness, we will undertake a comprehensive review and optimization of our quoting process. By leveraging automation tools and advanced analytics, we aim to reduce lead times, enhance the accuracy of cost estimates, and improve our responsiveness to customer inquiries, thereby increasing overall sales conversion rates and strengthening our market position.

4.	Targeted Marketing and Brand Positioning: We will execute a focused marketing strategy designed to enhance brand visibility and reinforce our commitment to sustainability. This will include the development of impactful campaigns that highlight our leadership in eco-friendly packaging, showcase relevant case studies, and promote our ability to solve specific customer pain points. Additionally, we will strengthen our customer engagement initiatives, utilizing digital marketing channels, lead generation tactics, and thought leadership content to increase market penetration and foster long-term customer loyalty.

These strategic initiatives will be instrumental in positioning the company for sustained growth, profitability, and shareholder value in 2025 and beyond.

Impact BioMedical, Inc. IPO: A Key Milestone for DSS, Inc.

In 2024, Impact BioMedical, Inc., a subsidiary of DSS, Inc., achieved a significant milestone with the successful completion of its initial public offering (IPO). This event marks a pivotal moment in the strategic evolution of DSS, Inc., reflecting our commitment to creating long-term shareholder value and providing a solid foundation for continued growth within the biotechnology and biomedical sectors.

IPO Overview

Impact BioMedical’s IPO, which was finalized in the latter half of 2024, resulted in the company being listed on a recognized public exchange. This public offering raised substantial capital, enabling Impact BioMedical to further accelerate its expansion into cutting-edge biomedical technologies, which align with the growing demand for advanced healthcare solutions. The funds raised from the IPO will be allocated to advancing R&D initiatives, scaling production capabilities, and enhancing market penetration.

Strategic Importance for DSS, Inc.

The successful IPO of Impact BioMedical is not only a significant achievement for the subsidiary but also serves as a key strategic move for DSS, Inc. By spinning off Impact BioMedical and enabling it to operate as an independent public company, DSS has effectively unlocked the value inherent in this high-potential subsidiary, providing both entities with the flexibility to pursue their respective growth trajectories. The IPO also enhances DSS’s ability to focus on its core operations while benefiting from any future financial or strategic synergies with Impact BioMedical.

Financial and Market Impact

The completion of Impact BioMedical’s IPO reflects a robust market appetite for innovative biotech companies with strong growth prospects. For DSS, Inc., the IPO has led to increased market visibility and raised investor confidence in our broader portfolio. The capital infusion into Impact BioMedical, combined with the increased operational independence of the subsidiary, positions both DSS, Inc. and Impact BioMedical for sustainable growth in the rapidly evolving biomedical sector.

Future Prospects

Looking ahead, Impact BioMedical’s IPO sets the stage for further innovation and value creation. As Impact BioMedical continues to advance in its mission to develop novel biomedical solutions, DSS, Inc. will remain an influential stakeholder, benefiting from the long-term growth potential of its investment. The IPO underscores DSS’s commitment to fostering successful subsidiaries and advancing shareholder value through strategic investments in high-growth industries.

Impact BioMedical’s successful IPO represents a transformative moment for both the subsidiary and DSS, Inc. It not only enhances financial stability and market position but also highlights our strategic ability to identify, nurture, and capitalize on high-value opportunities. This achievement positions DSS, Inc. to continue creating substantial value for its shareholders in the years ahead.

DSS AmericaFirst Funds Performance and Strategic Plans

DSS AmericaFirst Funds, a part of our Securities and Investment Management segment, has demonstrated strong performance relative to benchmarks for three of the four mutual funds under management in calendar year 2024, as well as cumulatively since the new investment advisory team took over in May 2023. This success is driven by the team’s focus on top-down, fundamental research, quantitative and technical analysis for stock selection and portfolio management.

Moving forward, the team will continue to prioritize enhancing relative performance while placing greater emphasis on improving operational efficiencies. In addition, they plan to execute targeted strategies to effectively market their services and attract new assets under management.

DSS AmericaFirst Funds, currently includes four mutual funds, each designed to outperform their respective benchmark indices. With a strategic focus on continued performance improvement, increased marketing and sales efforts, and the introduction of new investment products, DSS AmericaFirst Funds is poised for ongoing growth in assets under management.

Reporting Operating Segments:

As we have reported above, we financially report business operating results on five operating segments, which we believe will certainly increase and transition as the newer lines of business develop and mature. DSS’s operating segments in 2024 highlight the company’s ongoing commitment to innovation and diversification. Each segment is strategically positioned for growth, with Premier Packaging and Commercial Lending continuing to evolve and adapt to market demands. The Securities and Investment Management segment remains a key pillar of our growth strategy, with expanding initiatives that include real estate investment, digital securities, and wealth management solutions. As DSS continues to evolve and execute its strategic objectives, it is well-positioned to deliver sustained value to its shareholders and customers across these key business lines. The five business segments that we are reporting on in 2024 are as follows:

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

Commercial Lending: (“Commercial Lending”) through its operating company, American Pacific Financial, Inc. (“APF”) represents our banking and financing business line. is organized for the purposes of being a financial network holding company, focused providing commercial loans and on acquiring equity positions in (i) undervalued commercial bank(s), bank holding companies and nonbanking licensed financial companies operating in the United States, South East Asia, Taiwan, Japan and South Korea, and (ii) companies engaged in—nonbanking activities closely related to banking, including loan syndication services, mortgage banking, trust and escrow services, banking technology, loan servicing, equipment leasing, problem asset management, SPAC (special purpose acquisition company) consulting, and advisory capital raising services. From this financial platform, the Company shall provide an integrated suite of financial services for businesses that shall include commercial business lines of credit, land development financing, inventory financing, third party loan servicing, and services that address the financial needs of the world Gig Economy.

Biotechnology: (“Biotech”) targets unmet, urgent medical needs and expands the borders of medical and pharmaceutical science. Biotech drives mission-oriented research, development, and commercialization of solutions for medical advances in human wellness and healthcare. By leveraging technology and new science with strategic partnerships, Biotech provides advances in drug discovery for the prevention, inhibition, and treatment of neurological, oncology and immuno-related diseases. Other exciting technologies include a breakthrough alternative sugar aimed to combat diabetes and functional fragrance formulations aimed at the industrial and medical industry.

Biotech has several important and valuable products, technology or compounds that are in continuing development and/or licensing stages:

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

Intellectual Property

Patents

Impact Biomedical Inc. has nine (9) patents issued, and over forty (40) patents pending worldwide with expiration of US patents between 2029 and 2040. Pending patents could extend this exclusivity period in all regions.

The issued and allowed patents include composition and method of application for Linebacker, Equivir, 3F (Functional Fragrance), and Laetose.

Trademarks

We have several trademarks related to our DSS, Inc. businesses, which support the protection of our brand and products in various markets. These trademarks are critical to maintaining the distinctiveness and recognition of our offerings.

Websites:

The primary corporate website we maintain is www.dssworld.com. Our other sites are:

American Medical REIT, Inc: http://www.americanmedreit.com

DSS AmericaFirst: https://www.afcm-quant.com

American Pacific Financial (“APF”): https://www.ampacbancorp.com

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

Markets and Competition

Product Packaging: In our packaging division, we face competition from a wide range of national and regional companies, many of which operate independently and are privately held. The competition is primarily concentrated in the consumer-packaged goods and health and beauty sectors, with major players including prominent integrated paper companies such as WestRock Company and Graphic Packaging Holding Company. These competitors have established significant market presence and brand recognition, which drives competitive dynamics in the industry.

Commercial Lending: American Pacific Financial, our commercial lending company, offers a comprehensive range of financial services tailored to businesses. Our services encompass commercial business lines of credit, land development financing, inventory financing, third-party loan servicing, and solutions designed to meet the diverse financial requirements of various business sectors. In this competitive landscape, APF competes with a wide array of traditional commercial banks and investment banking firms.

Biotechnology: Impact Biomedical Inc. is dedicated to the discovery, confirmation, and patenting of unique scientific advancements and technologies, which lead to innovative solutions in the realm of human healthcare and wellness. IBO collaborates closely with licensing partners, engages in co-development initiatives, forms joint ventures, and nurtures other valuable relationships to effectively introduce these groundbreaking solutions to the market. Within this competitive landscape, IBO faces competition from other biotechnology firms and research institutions that are also pursuing cutting-edge advancements in healthcare, wellness, and related technologies.

Securities and Investment Management: Was established to develop and/or acquire assets in the securities trading or management arena. This business unit faces competition from individual money managers, established financial institutions, and organizations that engage in securities trading and management, including both traditional Registered Investment Advisors (RIAs) and Broker-Dealers. Additionally, the division competes with Real Estate Investment Trusts (REITs), private equity firms, and other personal investment companies that offer similar investment opportunities and financial products to individual and institutional clients.

Customers

Product Packaging: During 2024, one customer accounted for approximately 22% of our consolidated revenue and second customer accounted for approximately 13% of our consolidated revenue. Customer diversification improvements have produced several new customers to our overall customer base and will continue to do so in 2025.

Commercial Lending: Since 2021, American Pacific Financial, Inc. has issued nearly $26 million in new loans to customers across a diverse portfolio of businesses.

Securities and Investment Management: Our Securities and Investment Management division has a mixture of retail and institutional investors.

Raw Materials

Product Packaging: The primary raw materials used in our packaging business are paper, paperboard, and ink. We work closely with leading suppliers to maximize purchasing efficiencies, utilizing a diverse range of paper grades, formats, ink formulations, and colors to meet the needs of our products. While certain materials continue to present challenges, we have seen improvements in both the cost and availability of raw materials, particularly in the latter half of 2024. Sustainability in procurement is a critical focus for the Company. We not only ensure that our suppliers meet rigorous sustainability standards, but we are also committed to continuous internal improvements in sustainability practices. We are proactively setting high standards for sustainability and working with our supply chain partners to ensure these standards are met, contributing to the overall progress and compliance within the industry.

Direct Marketing: Sources its products from 3rd party suppliers for nutritional, performance, and health and beauty product ingredients. We rely on our extensive supplier network for the availability of an extensive range of vitamins, minerals, botanicals, plant, and herb extracts, as well as nutritional supplements.

Environmental Compliance

The Company is committed to conducting its operations in full compliance with all applicable environmental laws, regulations, and other requirements. While the potential impact of future environmental matters, including remediation efforts and compliance initiatives, cannot be predicted with certainty, management believes that adherence to current environmental protection laws, excluding any potential recoveries from third parties, will not have a material adverse effect on the Company’s consolidated results of operations, financial position, or cash flows. The Company remains focused on maintaining environmental responsibility while managing any future environmental liabilities in a prudent and cost-effective manner.

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

Human Capital Resources

As of December 31, 2024, DSS, Inc. had 100 employees. We continue to retain and attract qualified management and technical personnel. Our employees are not covered by any collective bargaining agreement, and we believe that our relations with our employees are in good standing.

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

As of December 31, 2024, we had approximately $18.9 million of net intangible assets. Approximately $17.8 million is associated with Impact Biomedical, Inc. The Company has completed valuations for certain developed technology assets acquired in the transaction as well as the non-controlling interest portion of Impact BioMedical, Inc. and its subsidiaries. If licensing efforts are not successful, the values of these assets could be reduced. We are required to evaluate the carrying value of such intangibles and goodwill and the fair value of investments whenever events or changes in circumstances indicate that the carrying value of an intangible asset, including goodwill, and investment may not be recoverable. If any of our intangible assets, goodwill or investments are deemed to be impaired then it will result in a significant reduction of the operating results in such period.

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

As of December 31, 2024, we had the following significant amounts of outstanding indebtedness:

●	Premier Packaging entered into master loan and security agreement (“BOA Note”) with Bank of America, N.A. (“BOA”) to secure financing approximating $3,710,000 to purchase a new Heidelberg XL 106-7+L printing press. The aggregate principal balance outstanding under the BOA Note shall bear interest at a variable rate on or before the loan closing. As of December 31, 2024, the outstanding principal on the BOA Note was $2,436,000 and had an interest rate of 4.63%. As of December 31, 2024, $520,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $1,916,000 recorded as long-term debt, The BOA Note contains certain covenants that are analyzed annually. As of December 31, 2024, Premier is in compliance with these covenants.

●	Premier Packaging entered into a loan and security agreement with Union Bank & Trust Company for the principal amount of $790,000 and shall accrued interest at the rate of 7.44%. Principal and interest shall be repaid in the approximate amount of $14,000 through March 2029. This loan is collateralized by a Bobst Model Novacut and is guaranteed by DSS, Inc. As of December 31, 2024, the outstanding principal and interest approximates $605,000 of which $123,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $482,000 recorded as long-term debt.

●	AMRE Shelton, LLC., (“AMRE Shelton”) a subsidiary of AMRE, entered into a loan agreement (“Shelton Agreement”) with Patriot Bank, N.A. (“Patriot Bank”) in an amount up to $6,155,000, with the amount financed approximating $5,105,000. The Shelton Agreement contains monthly payments of principal and an initial interest of 4.25%. The interest will be adjusted commencing on July 1, 2026 and continuing for the next succeeding 5-year period shall be determined one month prior to the change date and shall be an interest rate equal to two hundred fifty (250) basis points above the Federal Home Loan Bank Boston 5-Year/25-Year amortizing advance rate, but in no event less than 4.25% for the term of 120 months with a balloon payment approximating $2,829,000 due at term end. The net book value of these assets as of December 31, 2023 approximated $6,279,000. As of December 31, 2024, the outstanding principal and interest approximates $4,424,000 and is included in current portion of long-term debt on assets held-for-sale, net on the accompanying consolidated balance sheet

●	$3,000,000 loan agreement with BMIC (“BMIC Loan”), between LVAM and BMIC with interest to be charged at a variable rate to be calculated at the maturity date. The BMIC Loan matured on October 12, 2022 and both parties agree based on the language of the loan documents that the loan will keep extending an additional 3 months until either party cancels the extension. As of December 31, 2024, the outstanding principal and interest approximated $464,000 and is included in current portion of long-term debt, net on the accompanying balance sheet.

●	$3,000,000 loan agreement with Lee Wilson Tsz Kin (“Wilson Loan”) between LVAM and Wilson with interest to be charged at a variable rate to be calculated at the maturity date. The Wilson Loan matured on October 12, 2022 and both parties agree based on the language of the loan documents that the loan will keep extending an additional 3 months until either party cancels the extension. As of December 31, 2024, the outstanding principal and interest approximated $145,000 and is included in current portion of long-term debt, net on the accompanying balance sheet.

●	AMRE LifeCare entered into a loan agreement (“LifeCare Agreement”) with Pinnacle Bank, (“Pinnacle Bank”) in the amount of $40,300,000. The LifeCare Agreement supported the acquisition of three medical facilities located in Fort Worth, Texas, Plano, Texas, and Pittsburgh, Pennsylvania for a purchase price of $62,000,000. The LifeCare Agreement has a variable interest rate which equated to 8.8% on December 31, 2024. The outstanding principal and interest approximated $46,069,000 and is included in current portion of long-term debt on assets held-for-sale, net on the accompanying balance sheet. This note is in default and is due as of the date of this filing.

●	AMRE Winter Haven, LLC (“AMRE Winter Haven”) and Pinnacle Bank (“Pinnacle”) entered a term loan (“Pinnacle Loan”) whereas Pinnacle lent to AMRE Winter Haven the principal sum of $2,990,000, maturing on March 7, 2024. The interest rate as of December 31, 2024 is 9.6%. The outstanding principal and interest, approximates $3,040,000 and is included in current portion of long-term debt on assets held-for-sale, net on the accompanying consolidated balance sheet at December 31, 2024. This note was assumed by SMS Financial on August 15, 2024. This note is in default and is past due.

A significant amount of our revenue is derived by two customers.

As of December 31, 2024, two customers accounted for approximately 22% and 13% of our consolidated revenue and these two customers accounted for approximately 29% and 20% of our consolidated trade accounts receivable balance. As of December 31, 2023, two customers accounted for approximately 20% and 11% of our consolidated revenue and 39% and 30% of our trade accounts receivable balance. If we were to lose this customer or if the amount of business we do with this customer declines significantly, our business would be adversely affected.

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

As of March 24, 2025 our directors, executive officers and principal stockholders (those beneficially owning in excess of 5%), and their respective affiliates, beneficially own approximately 57% of our outstanding shares of common stock. As a result, these stockholders, acting together, could have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. As such, these stockholders, acting together, could have the ability to exert influence over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by: delaying, deferring or preventing a change in corporate control; impeding a merger, consolidation, takeover or other business combination involving us; or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

The Company’s cybersecurity program is overseen by our VPE&T, who is responsible for global information technology, including cybersecurity. Our VPE&T, is primarily responsible for assessing and managing material risks from cybersecurity threats, including monitoring the measures used for prevention, detection, mitigation and remediation of cybersecurity incidents. The information security organization is comprised of internal IBO employees and external security suppliers who provide security monitoring and response.

ITEM 2 - PROPERTIES

The corporate group and the packaging division has occupied an approximate 105,000 square foot leased facility, located at 275 Wiregrass Parkway, Henrietta, New York since March 2022. This lease expires twelve years and 3 months later. Base rents escalate from $61,000 per month in year one to $78,000 per month in year twelve. In March 2021, the Company leased Suite 100 for approximately 3,800 sq. ft. in Houston for approximately $4,400 per month, in October 2022 the Company expanded the space by acquiring neighboring Suite 130. The Company currently leases both Suite 100 and Suite 130 at approximately 3,855 square feet for approximately $7,000 per month. The office is in Houston, Texas at 1400 Broadfield Blvd., Suite 100 and Suite 130, for corporate offices and subsidiary expansion.

ITEM 3 - LEGAL PROCEEDINGS

Not applicable.

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

Holders of Record

As of March 24, 2025, we had 311 record holders of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividends

We did not pay dividends during 2024. In 2023, we did not pay cash dividends. In April 2023, DSS distributed to its shareholders two (2) shares of its beneficially owned common stock of Sharing Services Global Corporation (OTC: SHRG) for each share of DSS common stock owned. In August of 2023, the Company issued four (4) shares of Impact BioMedical, Inc., formerly a wholly-owned subsidiary of the Company, to its shareholders of record on July 10, 2023.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2024, securities issued and securities available for future issuance under both our 2013 and 2020 Employee, Director and Consultant Equity Incentive Plan (the “Plans”) is as follows:

	Restricted stock to be issued upon vesting	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (under equity compensation Plans (excluding securities reflected in column (a & b))

Plan Category	(a)	(b)	(c)	(d)
Equity compensation plans approved by security holders
2013 Employee, Director and Consultant Equity Incentive Plan - options	-	-	$-	-

2013 Employee, Director and Consultant Equity Incentive Plan - warrants	-	-	$-	-
2020 Employee, Director and Consultant Equity Incentive Plan	-	-	$-	814,184

Total	-	-	$-	814,184

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

Shares Repurchased by the Registrant

We did not purchase or repurchase any of our securities in the fiscal year ended December 31, 2024.

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

Diverse Business Lines and Global Presence:

Under the banner of DSS, Inc., we have diversified our operations into five distinct business lines, each with its own unique scope and geographical footprint. These business lines include:

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

Commercial Lending: American Pacific Financial, Inc. (“APF”) represents our banking and financing business line. Looking ahead, to better meet the needs of the current financial market, the company is looking to transition away form certain industries like direct marketing and focus more on growing its inventory / equipment loan portfolio as well as engaging in more specialized areas of lending like broker/dealer loans. We will continue to monitor our managed loan portfolio, which earns 1.25% annually in service charges, and explore future opportunities. Importantly, the equity portfolio as a bank holding company is anticipated to remain relatively stable, regardless of stock market fluctuations.

Securities and Investment Management: This division focuses on acquiring assets in the securities trading and management arena, including broker-dealers and mutual funds management. It also oversees a real estate investment trust (REIT) that acquires hospitals and care centers.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31,

Revenue

	2024	2023	% Change

Printed products	$16,107,000	$18,497,000	-13%
Securities	2,764,000	5,288,000	-48%
Commercial lending	226,000	385,000	-41%
Direct marketing	-	1,763,000	-100%

Total Revenue	$19,097,000	$25,933,000	-26%

Revenue - For the year ended December 31, 2024, revenue decreased 26% to approximately $19.1 million as compared to revenues of approximately $25.9 million for the year ended December 31, 2023. Printed products sales, which include sales of packaging and printing products, decreased 13% in 2024 as compared to 2023. The decrease is due primarily to orders expected to ship during the 4th quarter 2022 being pushed to the 1st quarter 2023 as well as decrease in orders from two existing customers during 2024. Rental income decreased 51% due a tenant at our AMRE LifeCare subsidiary not making rent payments. Net investment income of $226,000 as of December 31, 2024 decreased 41% from $385,000 as of December 31, 2023 due to a number of notes receivable deemed uncollectible and impaired during 2024. The Company’s Direct Marketing revenues decreased 100% in 2024 as compared to 2023 as the change in business plan from maintaining its own sales force to licensing its products at our subsidiary HWH World has been slow to generate revenue. Commission revenue, associated with Sentinel Brokers Company subsidiary, decrease 41% due to decreases in commissions on equity trading resulting from a change in clearing houses which required such transactions to be put on hold during the transition.

Costs and Expenses

	2024	2023	% Change

Cost of revenue
Printed products	$15,230,000	$15,282,000	0%
Securities	7,550,000	8,074,000	-6%
Biotechnology	42,000	77,000	-45%
Commercial lending	712,000	1,139,000	-37%
Direct marketing	5,000	818,000	-99%
Sales, general and administrative compensation	4,574,000	5,662,000	-19%
Professional fees	2,668,000	3,170,000	-16%
Stock based compensation	19,000	-	N/A
Sales and marketing	2,427,000	2,356,000	3%
Rent and utilities	682,000	790,000	-14%
Research and development	278,000	1,685,000	-84%
Impairment of goodwill	25,093,000	30,978,000	-19%
Impairment of fixed assets	264,000	-	NA
Other operating expenses	2,149,000	6,680,000	-68%

Total costs and expenses	$61,693,000	$76,711,000	-20%

Costs of revenue includes all direct costs of the Company’s printed products, including its packaging and printing sales and its direct marketing sales, materials, direct labor, transportation, and manufacturing facility costs. In addition, this category includes all direct costs associated with the Company’s technology sales, services and licensing including hardware and software that are resold, third-party fees, and fees paid to inventors or others because of technology licenses or settlements, if any. Cost of revenue for our REIT line of business includes all direct cost associated with the maintenance and upkeep of the related facilities, depreciation, amortization and the costs to acquire the facilities. Our Commercial Lending operating segment has costs of revenue associated with the impairment of notes receivable for those amounts at risk of collection. Total costs of revenue decreased 7% in 2024 as compared to 2023, primarily due to the decrease in revenue associate with the change in the Direct marketing business plan that has been slow to generate revenue as well as decrease in revenues from our Printed product business line.

Sales, general and administrative compensation costs, decreased 19% in 2024 as compared to 2023, primarily related the decrease in head count as the change in business plan from maintaining our own sales force for the Direct marketing business segment to licensing its products.

Professional fees decreased 16% in 2024 as compared to 2023, primarily due to a decrease in legal fees associated with the direct marketing segment, accounting fees, and due diligence fees related to potential acquisitions.

Stock based compensation includes expense charges for all stock-based awards to employees, directors, and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock based compensation during the year ended December 31, 2024, is associated with such awards given to officers, directors and consultants of Impact BioMedical.

Sales and marketing costs, which includes internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses, increased 3% during 2024 as compared to 2023, primarily due to increases in our Printed Products and Biotechnology business segments offset by the decrease in such cost associated with our Direct marketing business segment,

Rent and utilities decreased 14% during the year ended December 31, 2024, as compared to the same period in 2023 respectively, primarily due to end of the lease in Tennessee for AMRE office space and California for the Company’s DSS Wealth Management subsidiary.

Research and development costs consist primarily of third-party research costs and consulting costs. During the year ended December 31, 2024, Research and development costs decreased 84% as compared to the same period in 2023 primarily due to decrease in such activities at our Impact Biomedical, Inc. subsidiary.

Impairment of goodwill during the 4th quarter of 2023, the Company performed qualitative and quantitative assessments of the goodwill value associated with its APF and Sentinel subsidiaries and determined that as of December 31, 2023 both assets required impairment. At December 31, 2023, the Company fully impaired the value of APF and Sentinel goodwill of approximately $29,744,000 and $1,234,000, respectively. Similarly, the Company performed a similar evaluation during the year ended December 31, 2024 and deemed an full impairment of the Impact BioMedical goodwill was necessary in the amount of $25,093,000.

Impairment of fixed assets is the impairment of marketing assets in development that the Company decided to forego completion.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, and insurance costs. During the year ended December 31, 2024, other operating expenses decreased 68% compared to the same period in 2023, due primarily to the reserves put against rent receivables at our AMRE subsidiary approximating $3.0 million in 2023 as the tenant was unable to pay rent.

Other Income and Expense

	2024	2023	% Change

Interest income	$238,000	$1,118,000	-79%
Interest income on notes receivable, related party	102,000	171,000	-40%
Dividend income	-	16,000	-100%
Other income	218,000	532,000	-59%
Interest expense	(283,000)	(553,000)	-49%
Foreign currency translation adjustment	(6,000)	-	N/A
Gain/(loss) on equity method investment	1,000	(34,000)	-103%
Gain/(loss) on investments	224,000	(4,967,000)	-105%
Impairment of intangible assets	-	(7,418,000)	-100%
Impairment of real estate assets	(7,288,000)	(812,000)	798%
Impairment of assets upon deconsolidation of SHRG	-	(6,220,000)	-100%
Impairment of investments	(782,000)	-	N/A
Provision for loan losses	(3,691,000)	(3,794,000)	-3%
Loss on sale of assets	165,000	(1,300,000)	-113%

Total other expense	$(11,102,000)	$(23,261,000)	52%

Interest income is recognized on the Company’s money markets, and notes receivable identified in Note 5. The decrease of 79% year over year in interest income is driven by several notes being put on non-accrual as the related borrowers have shown an inability to pay timely.

Interest income on notes receivable, related party is recognized on the Company’s notes receivable with related parties identified in Note 5. The decrease of 40% year over year in interest income is driven by several notes being put on non-accrual as the related borrowers have shown an inability to pay timely.

Dividend income for the year ended December 31, 2023 represent dividends received on certain marketable securities owned by the Company. No such dividends were received in 2024.

Other income decreased 59% during the year 2024 as compared to 2023 due primarily to income incurred in 2023 regarding the Company’s distribution agreement with BioMed Technologies.

Interest expense decreased 49% year-over-year primarily due to the increase in debt at Premier Packaging and LVAM during 2024.

Gain (loss) from equity method investment represents the Company’s prorated portion of earnings for its investments accounted for under the equity method for the year ended December 31, 2024, and 2023. The transition from a loss of $34,000 in 2023 to a gain of $1,000 in 2024 is indicative of the related companies financial performance improving year over year.

Gain/(loss) on investments consists of net realized and unrealized losses on marketable securities which are recognized as the difference between the purchase price and sale price of the common stock investment, and net unrealized losses on marketable securities which are recognized on the change in fair market value on our common stock investment. The improvement in our marketable securities year over year is driven by an improved performance in our True Partners Capital Holdings Limited investment which incurred an approximate loss in fair value of $3,224,000 in 2023 as compared to gain in fair value of approximately $591,000 in 2024.

Impairment of intangible assets represents the impairment of certain intangible assets associated with our AMRE LifeCare properties that during 2023 were deemed unrecoverable.

Impairment of real estate represents a write-down of real estate assets associated with our AMRE LifeCare properties during 2023 based on a fair value analysis performed as of December 31, 2023. A fair value analysis was performed during 2024 which resulted in a $2,973,000 impairment of the AMRE LifeCare Pittsburgh and Fort Worth locations. Further, the Company executed a purchase agreement for its AMRE LifeCare Plano location with a sale price at approximately $4,250,000 below its 2023 fair value. This transaction closed on March 26, 2025.

Impairment of investments the Company determined an impairment of its investments in Nano9 and BioMed Technologies was necessary in the amounts of $150,000 and $632,000, respectively, at December 31, 2024.

Impairment of assets upon deconsolidation is driven by the Company’s distribution of approximately 280 million shares of SHRG in May 2023 which resulted in a decrease in its ownership percentage of SHRG’s common stock from approximately 81% to 7%.

Provision for loan losses represents a reserve put against certain notes receivable deemed uncollectible. During the year ended December 31, 2024, the Company reviewed the entire loan portfolio and determined specific loans required an allowance for credit losses. See Note 6.

Gain/(loss) on sale of assets the gain in 2024 is driven by the sale of its Linden, Ut facility while, the loss in 2023 is driven by the Company’s loss on the sale of equity of HWH Holdings Inc and loss on sale of assets of HWH World as identified in Note 8.

Liquidity and Capital Resources

The Company has historically met its liquidity and capital requirements primarily through the sale of its equity securities and debt financing. As of December 31, 2024, the Company had cash of approximately $11.4 million. As of December 31, 2024, the Company believes that it has sufficient cash to meet its cash requirements for at least the next 12 months from the filing date of this Annual Report. In addition, the Company believes that it will have access to sources of capital from the sale of its equity securities and debt financing.

Cash Flow from Operating Activities

Net cash used by operating activities was approximately $9.1 million for the year ended December 31, 2024 as compared to approximately $19.2 million for the year ended December 31, 2023. This decrease is driven by a decrease in payments of accrued expenses of approximately $15.8 million, accounts payable of $1.4 million year over year as well as an increase other liabilities incurred, not paid of approximately $3.2 million.

Cash Flow from Investing Activities

Net cash provided by investing activities was approximately $8.8 million for the year ended December 31, 2024 and $8.9 million for year ended December 31, 2023. The year ended December 31, 2024 included $5.6 million in cash provided by the sale of our Lindon, UT facility, $3.0 million of cash provided by the sale of marketable securities, as well as $4.2 million received from notes receivable offset by the $3.3 million purchases of investments. In comparison, the Company sold $9.5 million in marketable securities and issued $1.0 million in new notes receivable for the year ended December 31, 2023.

Cash Flow from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $5.1 million due to $4.5 million of additional borrowings on long-term debt as well as $3.2 million of proceeds received from Impact BioMedical’s IPO offset by $2.6 million of payments toward long-term debt. Net cash used by financing activities was approximately $2.4 million for the year ended December 31, 2023 driven by payments toward long-term debt of $4.2 million offset by borrowings of long-term debt of $1.8 million.

Continuing Operations and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. While the Company has approximately $11.4 million in cash, the Company has incurred operating losses as well as negative cash flows from operating activities over the past two years.

Aside from its $11.4 million in cash as of December 31, 2024, the Company believes it can continue as a going concern, due to its ability to generate operating cash through the sale of its $9.2 million of Marketable Securities. Between March 24, 2025 and March 27, 2025, the Company sold a shares of Impact BioMedical, a subsidiary, for approximately $1,969,000. Further, the Company has approximately 1,052,000 shares of Impact BioMedical shares available to sell. In addition, the Company has taken steps, and will continue to take measures, to materially reduce the expenses and cash burn at all corporate and business line levels. Although there are no assurances, we believe the above would allow us to fund our nine business lines current and planned operations for the twelve months from the filing date of this Annual Report. Based on this, the Company has concluded that substantial doubt of its ability to continue as a going concern has been alleviated.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2024 or 2023 as we are generally able to pass the increase in our material and labor costs to our customers or absorb them as we improve the efficiency of our operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2024, describe the significant accounting policies and methods used in the preparation of the financial statements. There have been no material changes to such critical accounting policies as of the Annual Report on Form 10-K/A for the year ended December 31, 2023.

Allowance For Loans and Lease Losses

The Company adopted amended accounting guidance ASC Topic 326 which requires an allowance for credit losses to be deducted from the amortized cost basis of financial assets to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. Assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. After the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans.

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

As of December 31, 2024, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

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

Segment reporting

In November 2023, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure through enhanced disclosures about significant segment expenses. The amendment is effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024 and early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company has adopted the enhanced segment disclosures for the year ended December 31, 2024.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

DSS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of DSS, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DSS, Inc, and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Investments in Real Estate

As described in Note 3 to the consolidated financial statements, the Company owns real estate properties through their subsidiaries with a net book value of approximately $45,158,000, which are classified as held for sale. We identified the valuation of the real estate to be a critical audit matter.

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

How the Critical Audit Matter was addressed in the Audit

Our audit procedures related to the determination of the fair value of the real estate properties included the following, among others:

a)	We obtained management’s rollforward of investments in real estate from December 31, 2023, to December 31, 2024 and tested any material additions by vouching to invoices and contracts.

b)	We obtained third party valuations that assess the fair value of the properties from management.

c)	We assessed the qualifications and competence of management and the qualifications, competence and objectivity of third-party specialist.

d)	We engaged a valuation firm to review the valuation reports provided by management to determine if the reports were reasonable and acceptable based on the methodologies used by management’s third-party valuation firm. We also assessed the qualifications and competence of the valuation firm.

e)	We compared the net book value of the real estate properties to the fair values of the properties per the third-party valuations to determine if the carrying value is less than fair value and impairment was addressed properly. During the year ended December 31, 2024, Management reclassified the land and building related to AMRE Shelton to assets held for sale.

f)	We assessed the sufficiency of the Company’s disclosure of its accounting for these real estate properties included in Notes 3 and 8.

Evaluation of Intangible Assets and Goodwill for Impairment

As described in Notes 3 and 11 to the consolidated financial statements, the Company holds Intangible Assets and Goodwill through its subsidiaries with a net book value of approximately $18,890,000 and $1,769,000, respectively. We identified the value of Intangible Assets and Goodwill to be a critical audit matter.

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

How the Critical Audit Matter was addressed in the Audit

Our audit procedures related to the determination of the fair value of the Intangible Assets and Goodwill included the following, among others:

a)	We obtained management’s rollforward of Intangible Assets and Goodwill from December 31, 2023, to December 31, 2024 and tested any material additions and disposals by vouching to agreements.

b)	We obtained management’s qualitative and quantitative assessments and third-party valuations that assess the fair value of the Intangible Assets and Goodwill.

c)	We assessed the qualifications and competence of management and the qualifications, competence and objectivity of third-party specialists.

d)	We reviewed the valuation reports provided by management to determine if the reports were reasonable and acceptable based on the methodologies used by management’s third-party valuation firm.

e)	We audited the critical inputs used in the valuation calculations and utilized the services of an independent auditor engaged specialist to ensure the methodologies and assumptions utilized by the Company’s independent specialists were reasonable and in accordance with industry standards.

f)	We assessed the sufficiency of the Company’s disclosure of its accounting for Intangible Assets and Goodwill included in Notes 3 and 11.

GRASSI & CO., CPAs, P.C.

We have served as the Company’s auditor since 2022.

Jericho, New York
March 31, 2025

DSS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31,

	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$11,431,000	$6,615,000
Accounts receivable, net of allowance for credit reserve of $1,613,000	3,068,000	3,994,000
Inventory, net	2,442,000	2,819,000
Assets held for sale	45,158,000	51,595,000
Current portion of notes receivable, net	240,000	7,451,000
Current portion of notes receivable - related part, net	337,000	1,321,000
Prepaid expenses and other current assets	1,141,000	839,000
Total current assets	63,817,000	74,634,000

Property, plant and equipment, net	5,381,000	6,417,000
Investment in real estate, net	-	6,279,000
Other investments	500,000	1,282,000
Investment, equity method	129,000	128,000
Marketable securities	9,211,000	9,979,000
Notes receivable, net	17,000	35,000
Notes receivable - related party, net	112,000	76,000
Other assets	162,000	97,000
Right-of-use assets	6,465,000	7,210,000
Goodwill	1,769,000	26,862,000
Other intangible assets, net	18,890,000	20,193,000
Total assets	$106,453,000	$153,192,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,793,000	$3,654,000
Accrued expenses and deferred revenue	2,651,000	2,511,000
Other current liabilities	4,193,000	983,000
Current portion of lease liability	606,000	686,000
Current portion of long-term debt, net	642,000	790,000
Current portion of long-term debt on assets held-for-sale, net	53,534,000	44,308,000
Current portion of long-term debt - related party, net	609,000	2,678,000
Total current liabilities	65,028,000	55,610,000

Long-term debt, net	2,398,000	7,451,000
Long-term lease liability	6,311,000	6,917,000

Commitments and contingencies (Note 18)

Stockholders’ equity
Preferred stock, $.02 par value; 47,000 shares authorized, zero shares issued and outstanding (zero on December 31, 2023); Liquidation value $1,000 per share, zero aggregate. zero on December 31, 2023).	-	-
Common stock, $.02 par value; 200,000,000 shares authorized, 8,092,518 shares issued and outstanding (7,066,772 on December 31, 2023)	161,000	140,000
Additional paid-in capital	323,150,000	319,963,000
Accumulated deficit	(303,072,000)	(256,176,000)
Total stockholders’ equity of the company	20,239,000	63,927,000
Non-controlling interest in subsidiaries	12,477,000	19,287,000
Total stockholders’ equity	32,716,000	83,214,000

Total liabilities and stockholders’ equity	$106,453,000	$153,192,000

See accompanying notes.

DSS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31,

	2024	2023
Revenue:
Printed products	$16,107,000	$18,497,000
Rental income	1,792,000	3,647,000
Net investment income	226,000	385,000
Direct marketing	-	1,763,000
Commission revenue	972,000	1,641,000
Total revenue	19,097,000	25,933,000

Costs and expenses:
Cost of revenue	23,539,000	25,390,000
Selling, general and administrative (including stock-based compensation)	38,154,000	51,321,000
Total costs and expenses	61,693,000	76,711,000
Operating loss	(42,596,000)	(50,778,000)

Other income (expense):
Interest income	238,000	1,118,000
Interest income on notes receivable, related party	102,000	171,000
Dividend income	-	16,000
Other income	218,000	532,000
Interest expense	(283,000)	(553,000)
Foreign currency translation adjustment	(6,000)	-
Gain/(loss) on equity method investment	1,000	(34,000)
Gain/(loss) on investments	224,000	(4,967,000)
Impairment of intangible assets	-	(7,418,000)
Impairment of real estate assets	(7,288,000)	(812,000)
Impairment of investments	(782,000)	-
Impairment of assets upon deconsolidation of SHRG	-	(6,220,000)
Provision for loan losses	(3,691,000)	(3,794,000)
Gain/(loss) on sale of assets	165,000	(1,300,000)
Loss from continuing operations before income taxes	(53,698,000)	(74,039,000)

Income tax expense	(8,000)	(4,000)
Loss from continuing operations	(53,706,000)	(74,043,000)
Loss from discontinued operations, net of tax	-	(3,481,000)
Net loss	(53,706,000)	(77,524,000)

Loss from continuing operations attributed to noncontrolling interest	6,810,000	16,897,000

Net loss attributable to common stockholders	$(46,896,000)	$(60,627,000)

Amounts attributable to DSS stockholders
Loss from continuing operations net of taxes	$(46,896,000)	$(57,335,000)
Loss from discontinued operations net of taxes	-	(3,292,000)
Net loss attributable to DSS shareholders	$(46,896,000)	$(60,627,000)

Loss per common share attributable to common stock holders - continuing operations
Basic	$(6.63)	$(8.20)
Diluted	$(6.63)	$(8.20)

Loss per common share attributable to common stock holders - discontinued operations
Basic	$-	$(0.47)
Diluted	$-	$(0.47)

Shares used in computing loss per common share:
Basic	7,072,377	6,996,322
Diluted	7,072,377	6,996,322

See accompanying notes.

DSS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2024	2023
Cash flows from operating activities:
Net loss	$(53,706,000)	$(77,524,000)
Loss from discontinued operations	-	(3,481,000)
Loss from continuing operations	(53,706,000)	(74,043,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,239,000	5,206,000
Stock based compensation	19,000	-
Loss (income) on equity method investment	(1,000)	34,000
Loss (gain) on investments	(224,000)	7,307,000
Change in ROU assets	745,000	1,009,000
Impairment of fixed assets	264,000	-
Impairment of real estate	7,288,000	812,000
Impairment of investments	782,000	-
(Gain) loss on sale of assets	(14,000)	1,300,000
Impairment of intangible assets	-	7,418,000
Impairment of accounts receivable	-	3,023,000
Impairment of notes receivable	4,398,000	3,794,000
Impairment of assets upon deconsolidation		6,220,000
Impairment of goodwill	25,093,000	30,978,000
Decrease (increase) in assets:
Accounts receivable	1,142,000	1,316,000
Inventory	377,000	5,483,000
Prepaid expenses and other current assets	778,000	996,000
Other assets	(65,000)	2,392,000
Increase (decrease) in liabilities:
Accounts payable	(861,000)	(2,260,000)
Accrued expenses and deferred revenue	140,000	(15,646,000)
Change in ROU liabilities	(686,000)	(1,013,000)
Other liabilities	3,210,000	(39,000)
Net cash used by operating activities - continuing operations	(9,082,000)	(15,713,000)
Net cash used by operating activities - discontinued operations	-	(3,481,000)
Net cash used by operating activities	(9,082,000)	(19,194,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(133,000)	(818,000)
Purchases of real estate assets	(140,000)
Purchase of investment	(3,327,000)	-
Disposal of property, plant and equipment	5,609,000	248,000
Asset acquired with Sentinel acquisition	-	40,000
Sale of marketable securities	3,023,000	9,502,000
Issuance of new notes receivable, net origination fees	(459,000)	(1,046,000)
Payments received on notes receivable	4,132,000	870,000
Payments received on notes receivable, related party	106,000	140,000
Net cash provided by investing activities	8,811,000	8,936,000

Cash flows from financing activities:
Payments of long-term debt	(2,626,000)	(4,246,000)
Borrowings of long-term debt	4,524,000	1,829,000
Issuances of common stock, net of issuance costs	3,189,000	-
Net cash provided (used) by financing activities	5,087,000	(2,417,000)

Net increase (decrease) in cash - continuing operations	4,816,000	(9,194,000)
Net increase (decrease) in cash - discontinued operations	-	(3,481,000)
Cash and cash equivalents at beginning of year	6,615,000	19,290,000
Cash and cash equivalents at end of year	$11,431,000	$6,615,000

See accompanying notes.

DSS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31,

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total DSS	Non- controlling Interest in
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Subsidiary	Total
Balance, December 31, 2022	6,950,858	$139,000	-	$-	$319,766,000	$(194,343,000)	$125,562,000	31,119,000	$156,681,000
							-		-
Issuance of common stock, net of expenses	62,354	1,000	-	-	267,000	-	268,000	-	268,000
Acquisition of Sentinel Brokers Company, Inc.	-	-	-	-	(70,000)	-	(70,000)	-	(70,000)
Fractional shares as a result of reverse stock split	53,560	-	-	-	-	-	-	-	-
Dividend in kind - Deconsolidation of Sharing Services Global Corporation	-	-	-	-	-	(1,206,000)	(1,206,000)		(1,206,000)
Deconsolidation of Sharing Services Global Corporation	-	-	-	-	-	-	-	5,065,000	5,065,000
Net loss from continuing operations	-	-	-	-	-	(60,627,000)	(60,627,000)	(16,897,000)	(77,524,000)
Balance, December 31, 2023	7,066,772	$140,000	-	$-	$319,963,000	$(256,176,000)	$63,927,000	$19,287,000	$83,214,000

Balance, December 31, 2023	7,066,772	$140,000	-	$-	$319,963,000	$(256,176,000)	$63,927,000	$19,287,000	$83,214,000

Issuance of common stock, net of expenses	1,025,746	20,000	-	-	980,000	-	1,000,000	-	1,000,000
Issuance of common stock, net of expenses - Impact BioMedical, Inc.	-	1,000	-	-	2,188,000	-	2,189,000	-	2,189,000
Stock based compensation - Impact Biomedical, Inc.	-	-			19,000	-	19,000	-	19,000
Net loss			-	-	-	(46,896,000)	(46,896,000)	(6,810,000)	(53,706,000)
Balance, December 31, 2024	8,092,518	$161,000	-	$-	$323,150,000	$(303,072,000)	$20,239,000	$12,477,000	$32,716,000

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

DSS, Inc. (together with its consolidated subsidiaries, referred to herein as “DSS,” “we,” “us,” “our” or the “Company”) currently operates nine (9) distinct business lines with operations and locations around the globe. These business lines are: (1) Product Packaging, (2) Biotechnology, (3) Commercial Lending, (4) Securities and Investment Management, (5) Direct Marketing.

Our divisions, their business lines, subsidiaries, and operating territories: (1) Our Product Packaging line is led by Premier Packaging Corporation, Inc. (“Premier”), a New York corporation. Premier operates in the paper board and fiber based folding carton, consumer product packaging, and document security printing markets. It markets, manufactures, and sells sophisticated custom folding cartons, mailers, photo sleeves and complex 3-dimensional direct mail solutions. Premier is currently located in its new facility in Rochester, NY, and primarily serves the US market. (2) The Biotechnology business line was created to invest in or acquire companies in the BioHealth and BioMedical fields, including businesses focused on the advancement of drug discovery and prevention, inhibition, and treatment of neurological, oncological, and immune related diseases. This division is also targeting unmet, urgent medical needs, and is developing open-air defense initiatives, which curb transmission of air-borne infectious diseases, such as tuberculosis and influenza. (3) Our Commercial Lending business division, driven by American Pacific Financial (“APF”), is organized for the purposes of being a financial network holding company, focused on acquiring equity positions in (i) undervalued commercial bank(s), bank holding companies and nonbanking licensed financial companies operating in the United States, South East Asia, Taiwan, Japan and South Korea, and (ii) companies engaged in—nonbanking activities closely related to banking, including loan syndication services, mortgage banking, trust and escrow services, banking technology, loan servicing, equipment leasing, problem asset management, SPAC (special purpose acquisition company) consulting services, and advisory capital raising services. (4) Securities and Investment Management was established to develop and/or acquire assets in the securities trading or management arena, and to pursue, among other product and service lines, broker dealers, and mutual funds management. Also in this segment is the Company’s real estate investment trusts (“REIT”), organized for the purposes of acquiring hospitals and other acute or post-acute care centers from leading clinical operators with dominant market share in secondary and tertiary markets, and leasing each property to a single operator under a triple-net lease. the REIT was formed to originate, acquire, and lease a credit-centric portfolio of licensed medical real estate. (5) Direct Marketing, led by the holding corporation, Decentralized Sharing Systems, Inc. (“Decentralized”) provides services to assist companies in the emerging growth “Gig” business model of peer-to-peer decentralized sharing marketplaces. Direct Marketing’s products include, among other things, nutritional and personal care products sold throughout North America, Asia Pacific, Middle East, and Eastern Europe.

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

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its financial statements for the year ended December 31, 2023, along with certain notes to such restated financial statements. The adjustments recorded were related to the correction of an error identified by management. Impacted amounts and associated disclosures are restated within the accompanying notes to the financial statements.

On May 4, 2023, the Company distributed approximately 280 million shares of Sharing Service Global Corporation (“SHRG”), beneficially held by the Company, in the form of a dividend to the shareholders of the Company’s common stock. Upon completion of this distribution, the Company retained an ownership interest in SHRG of approximately 7%. Effective May 1, 2023, SHRG was deconsolidated from the consolidated financial statements (the “Deconsolidation”). The consolidated statement of operations does not include SHRG activity after April 30, 2023 and the assets and liabilities of SHRG are no longer included within the Company’s consolidated balance sheet. In the 10-Q for the second quarter of 2023, the Company recorded an approximate $29.9 million loss on deconsolidation. The Company also recorded a decrease in accumulated deficit of $18.7 million to reflect the reversal of balances as of deconsolidation. In preparation of the Form S-3 as well as the September 30, 2024 10-Q filing this transaction was revisited and it was determined that loss was unintentionally overstated by approximately $23.5 million driven primarily by the increases in accumulated deficit that should have been recorded as an offset to the initial income statement loss. In addition, the Company also determined that Deconsolidation also required the recognition of discontinued operations.

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

Reclassifications – Costs associated with Professional fees for the years ended December 31, 2024, and 2023 have been reclassified to Research and development to conform with current period presentation. For the year ended December 31, 2023, Sales and marketing costs have been reclassified from Other operating costs to Sales and marketing to conform with current period presentation. Further the Current portion of long-term debt, net, was reduced approximately $47,000,000, the Current portion of long-term debt on assets held-for-sale was increased approximately $44,308,000, and the current portion of long-term debt – related party, net was increased approximately $2,678,000 on the Consolidated Balance Sheet for the year ended December 31, 2023 have been reclassed to conform with current period presentation. Additionally, Impairment of goodwill in the amount of $30,978,000 for the year ended December 31, 2023 was reclassified to Selling, general and administration (inclusive of stock based compensation) on the accompanying Consolidated statement of operations.

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

At December 31, 2024, and December 31, 2023 the Company established a reserve for credit losses of approximately $1,613,000 and $2,494,000, respectively. The Company does not accrue interest on past due accounts receivable. Accounts receivable, net was $3,068,000, and $3,994,000 for December 31, 2024, and December 31, 2023, respectively.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk because of any non-performance by the financial institutions. As of December 31, 2024, two customers accounted for approximately 22% and 13% of our consolidated revenue and 29% and 20% of our trade accounts receivable balance. As of December 31, 2023, two customers accounted for approximately 20% and 11% of our consolidated revenue and 39% and 30% of our trade accounts receivable balance.

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

Allowance For Loans And Lease Losses - ASC Topic 326 which requires an allowance for credit losses to be deducted from the amortized cost basis of financial assets to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. Assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. After the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans.

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

Inventory – Inventories consist primarily of paper, pre-printed security paper, paperboard, fully prepared packaging, air filtration systems, and health and beauty products which and are stated at the lower of cost or net realizable value on the first-in, first-out (“FIFO”) method. Packaging work-in-process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items. An allowance for obsolescence of approximately $180,000 and $18,000 associated with the inventory at our Premier subsidiary for December 31, 2024 and 2023, respectively. Write- downs and write-offs are charged to Cost of revenue.

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

Investments in real estate, net – Acquisition of assets are recorded at their relative fair value based on total accumulated costs of the acquisition. Direct acquisition-related costs are capitalized as a component of the acquired assets. This includes all costs related to finding, analyzing and negotiating a transaction. The allocation of the purchase price is an area that requires judgment and significant estimates. Tangible and intangible assets include land, building and improvements, furniture, fixtures and equipment, acquired above market and below market leases, in-place lease value (if applicable). Acquisition-date fair values of assets and assumed liabilities are determined based on replacement costs, appraised values, and estimated fair values using methods similar to those used by independent appraisers and that use appropriate discount and/or capitalization rates and available market information. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. During 2023, the land and buildings related to AMRE Shelton, AMRE LifeCare and AMRE Winter Haven were reclassified to Assets held for sale. During 2024, the land and buildings related to AMRE Shelton, was reclassified to Assets held for sale.

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

Assets held for sale – The Company has several buildings and associated land for sale as of December 31, 2023. These consist of primarily of retail space in Lindon, Utah approximating $5,593,000 and the medical facilities associated with AMRE LifeCare of approximately $41,541,000 and AMRE Winter Haven of approximately $4,396,000, and $65,000 of other assets. As of December 31, 2024, the balance associated with AMRE LifeCare was approximately $34,450,000, AMRE Shelton was approximately $6,313,000 and AMRE Winter Haven was approximately $4,396,000.

ASC 360 allows assets held-for-sale to retain that classification if it does not sell within one year. Each of the following facilities has been held-for-sale for greater than one year and meet the requirements of ASC 360. AMRE LifeCare has facilities in Plano, Tx., Fort Worth, Tx., and Pittsburgh, Pa. The Plano facility was under contract at December 31, 2024 and the sale was finalized in March 2025. The Forth Worth facility incurred unforeseen damage to the property during 2024 that requires several repairs to be performed. The facility is currently marketed to sale “as is”. The Pittsburgh facility was at 50% capacity through the majority of 2024 which made selling the facility difficult. A tenant was found during the second half of 2024 and with the building at full capacity, it is expected to be under contract during 2025. AMRE Winter Haven which has a facility in Winter Haven, Fla. has generated significant interest and prospective buyers have requested that tenants’ leases, which are short-term in nature, be extended. The Company is currently negotiating long-term leases with the existing tenants and the property is expected to be under contract in 2025.

Goodwill – Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. FASB ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after completing the assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will proceed to a quantitative test. The Company may also elect to perform a quantitative test instead of a qualitative test for any or all of our reporting units. The test compares the fair value of an entity’s reporting units to the carrying value of those reporting units. This quantitative test requires various judgments and estimates. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. The Company performed its annual goodwill impairment test as of December 31, 2024, and no impairment was deemed necessary for the goodwill associated with Premier Packaging Company of approximately $1,769,000, however an impairment of Impact BioMedical goodwill was deemed necessary of approximately $25,093,000. The goodwill for APF, and Sentinel Co. of approximately $29,744,000, and $1,234,000 respectively, were deemed impaired and written off at December 31, 2023.

Intangible Assets - The estimated fair values of acquired intangibles are generally determined based upon future economic benefits such as earnings and cash flows. Acquired identifiable intangible assets are recorded at fair value and are amortized over their estimated useful lives. Acquired intangible assets with an indefinite life are not amortized but are reviewed for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the carrying amounts of those assets are below their estimated fair values. Impairment is tested under ASC 350. At December 31, 2023, The Company impaired approximately $7,418,000 associated with intangible assets for AMRE Lifecare and AMRE Winter Haven. There was no impairment of intangible assets deemed necessary for 2024.

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

As of December 31, 2024 and 2023, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

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

Share-Based Payments - Compensation cost for stock awards are measured at fair value and the Company recognizes compensation expense over the service period for which awards are expected to vest. The Company uses the Black-Scholes-Merton option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes-Merton model requires the use of subjective assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. For equity instruments issued to consultants and vendors in exchange for goods and services the Company determines the measurement date for the fair value of the equity instruments issued at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. The Company record stock based compensation expense of approximately $19,000 for the year ended December 31, 2024 and is included in Sales, general and administrative compensation (inclusive of stock based compensation) on the accompanying Statement of Operations. There were no stock-based payments made during the twelve months ended December 31, 2023.

Sales Commissions - Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. A significant portion of the Company’s sales commissions expense is generated from its direct marketing line of business. These commissions are based on current month shipments and are paid one month in arrears. There were no sales commissions capitalized as of December 31, 2024 or 2023.

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

Research and Development - Research and development costs are expensed as incurred. Research and development costs consist primarily of third-party research costs and consulting costs. The Company recognized costs of approximately $278,000 and $1,685,000 in 2024 and 2023, respectively.

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

Loss Per Common Share - The Company presents basic and diluted (loss) earnings per share. Basic (loss) earnings per share reflect the actual weighted average of shares issued and outstanding during the period. Diluted (loss) earnings per share are computed including the number of additional shares from outstanding warrants, stock options and preferred stock that would have been outstanding if dilutive potential shares had been issued and is calculated utilizing the treasury stock method. In a loss period, the calculation for basic and diluted (loss) earnings per share is the same, as the impact of potential common shares is anti-dilutive. For the year ended December 31, 2024 and 2023, there were no potential dilutive instruments issued and outstanding.

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

Continuing Operations and Going Concern - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. While the Company has approximately $11.4 million in cash, the Company has incurred operating losses as well as negative cash flows from operating activities over the past two years.

Aside from its $11.4 million in cash as of December 31, 2024, the Company believes it can continue as a going concern, due to its ability to generate operating cash through the sale of its $9.2 million of Marketable Securities. Between March 24, 2025 and March 27, 2025, the Company sold a shares of Impact BioMedical, a subsidiary, for approximately $1,969,000. Further, the Company has approximately 1,052,000 shares of Impact BioMedical shares available to sell. In addition, the Company has taken steps, and will continue to take measures, to materially reduce the expenses and cash burn at all corporate and business line levels. Although there are no assurances, we believe the above would allow us to fund our nine business lines current and planned operations for the twelve months from the filing date of this Annual Report. Based on this, the Company has concluded that substantial doubt of its ability to continue as a going concern has been alleviated.

Recent Accounting Standards - The Financial Accounting Standards Board (FASB) issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. There are several new accounting pronouncements issued by FASB which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company.

In November 2023, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure through enhanced disclosures about significant segment expenses. The amendment is effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024 and early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company has adopted the enhanced segment disclosures for the year ended December 31, 2024.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” which is intended to simplify various aspects related to accounting for income taxes. ASU 2023-09 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in ASU 2023-09 are effective for public business entities for fiscal years beginning after December 15, 2024, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company is currently evaluating this ASU, but does not expect it to have material impact to its financial statements.

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Disaggregation of Income Statement Expenses (“DISE”). ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. As revised by ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, the provisions of ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. With the exception of expanding disclosures to include more granular income statement expense categories, we do not expect the adoption of ASU 2024-03 to have a material effect on our consolidated financial statements taken as a whole.

4. Inventory

Inventory consisted of the following as of December 31:

	2024	2023
Finished Goods	$1,857,000	$2,218,000
Work in Process	345,000	180,000
Raw Materials	420,000	439,000
	2,622,000	2,837,000
Less allowance for obsolescence	(180,000)	(18,000)
	$2,442,000	$2,819,000

5. Notes Receivable

Note 1

On May 14, 2021, DSS Pure Air, Inc. a subsidiary of the Company entered a convertible promissory note (“Note 1”) with Puradigm, Inc. (“Puradigm”), a company registered in the state of Texas. Note 1 has an aggregate principal balance up to $5,000,000, to be funded at the request of Puradigm. Note 1, which incurs interest at a rate of 6.65% due quarterly, has a maturity date of May 1, 2023. Note 1 contains an optional conversion clause that allows the Company to convert all, or a portion of all, into newly issued member units of Puradigm with the maximum principal amount equal to 18% of the total equity position of Puradigm at conversion. The outstanding principal and interest as of December 31, 2024 and December 31, 2023, approximated $5,544,000 As of December 31, 2024 and December 31, 2023, the Company has a reserve of $5,544,000 and $2,772,000, respectively, against the principal and interest outstanding.

Note 2

On September 23, 2021, APB entered into refunding bond anticipatory note (“Note 2”) with Southeast Regional Management District (“SERMD”), which operates as a conservation and reclamation district pursuant to Chapter 3891, Texas Special District Local Laws Code, Chapter 375, Texas Local Government Code; and Chapter 49, Texas Water Code. The District Note was in the sum of $3,500,000 and incurs interest at a rate of 5.59% per annum. Principal and interest are due in full on September 22, 2022, and later amended to extend the maturity date to September 19, 2024. The outstanding principal and interest of $3,910,000 was included in the current portion of notes receivable on the consolidated balance sheet at December 31, 2023. Note 2 was repaid in full during March 2024.

Note 3

On October 25, 2021, APF entered into a loan agreement (“Note 3”) with Asili, LLC. (“Asili”), a company registered in the state of Utah. Note 3 has an initial aggregate principal balance up to $1,000,000, to be funded at the request of Asili, with an option to increase the maximum principal borrowing to $3,000,000. Note 3, which incurs interest at a rate of 8.0% with principal and interest due at the maturity date of October 25, 2022. This note contains an optional conversion feature allowing APF to convert the outstanding principal to a 10% membership interest. APF, as holder of Note 3, has the right to elect one member to the Board of Managers. This note is in default and the outstanding principal and interest of approximately $884,000 was reserved for fully as of December 31, 2022.

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

Note 5

On January 24, 2022, APF and an individual entered into a promissory note (“Note 5”) in the principal sum of $100,000 with interest of 6%, due annually, and maturing in January 2024. The outstanding principal and interest at December 31, 2023 approximates $103,000 and is included in Current portion of notes receivable on the accompanying consolidate balance sheet. Note 5 was paid in full during October 2024. The outstanding principal and interest at December 31, 2024 approximated $17,000.

Note 6

On March 2, 2022, APF and WUURII Commerce, Inc. (“WUURII”), a corporation organized under the laws of the Republic of Korea entered into a promissory note (“Note 6”). Under the terms of Note 6, APF at its discretion, may lend up to the principal sum of $893,000 with an interest rate of 8%, and matured in March 2024, with interest payable quarterly. The outstanding principal and interest at December 31, 2024 and December 31, 2023 is $468,000 and $446,000, respectively. The Company placed a reserve in the amount of $234,000 against this note. This note has been extended to March 2025.

Note 7

On May 9, 2022, DSS PureAir and Puradigm entered into a promissory note (“Note 7”) in the principal sum of $210,000 with interest of 10%, is due in three quarterly installments beginning on August 9, 2022, with the first two payment consisting of interest only. All unpaid principal and interest are due on February 9, 2023. This loan is currently in default and terms are currently being re-negotiated. The outstanding principal and interest at December 31, 2024 and December 31, 2023 approximates $224,000 of which $145,000 and $112,000 has been reserved for as of December 31, 2024 and December 31, 2023, respectively, and is included in Current portions of notes receivable on the accompanying consolidate balance sheet.

Note 8, related party

On August 29, 2022, DSS Financial Management Inc and BMI Capital, Inc. (“BMIC”), a related party, entered into a promissory note (“Note 8”) in the principal sum of $100,000 with interest of 8%, is due in three quarterly installments beginning on September 14, 2022. All unpaid principal and interest is due on August 29, 2025. The outstanding principal and interest at December 31, 2024 approximated $86,000, and was fully reserved for as of December 31, 2024. At December 31, 2023, the balance approximated $100,000 of which $76,000 is included in the Current portion of notes receivable and $24,000 is included in the long-term portion of notes receivable. DSS owns 24.9% of the outstanding common shares of BMIC.

Note 9, related party

On May 8, 2023, DSS Financial Management Inc and BMIC entered into a promissory note (“Note 9”) in the principal sum of $102,000 with interest at the prime rate plus 2% (10.5% at September 30, 2024 and December 31, 2023) with a maturity date of May 7, 2026. The outstanding principal and interest at December 31, 2024 approximated $110,000, and was fully reserved for as of December 31, 2024. At December 31, 2023 approximates $107,000 with approximately $53,000 of principal and accrued interest classified as Current portion notes receivable, and the remaining balance of approximately $54,000 is recorded as notes receivable, on the accompanying consolidated balance sheet. DSS owns 24.9% of the outstanding common shares of BMIC.

Note 10, related party

On July 26, 2022, APF and VEII, Inc. (“VEII”) entered into a promissory note (“Note 10”) in the principal sum of $1,000,000 with interest of 8% with all unpaid principal and interest due on July 26, 2024. This note was amended so that all unpaid principal and interest is due July 26, 2025. The outstanding principal and interest on September 30, 2024 approximates $959,000, and is included in notes receivable on the accompanying consolidate balance sheet. Approximately $959,000 of this note was reserved for as of December 31, 2024. The outstanding principal and interest on December 31, 2023, approximates $939,000, net of $20,000 of unamortized origination fees and is included in notes receivable on the accompanying consolidate balance sheet. Heng Fai Ambrose Chan, the Chairman of DSS, Inc is also the on the board of directors of VEII.

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

The outstanding principal and interest as of December 31, 2024 and December 31, 2023, was approximately $201,000 and $203,000, respectively. As of December 31, 2024, $184,000 is classified in Current notes receivable and the remaining $17,000 is classified as Notes receivable on the accompanying consolidated balance sheet. The outstanding principal and interest as of December 31, 2023 of approximately $203,000 is classified in Current notes receivable on the accompanying consolidated balance sheets.

Note 12

On June 27, 2023, Decentralized Sharing Systems, Inc. and Stemtech Corporation (“Stemtech”) entered into a convertible promissory note (“Note 12”) in the principal sum of $1,400,000 with a discount of $300,000 and interest rate of 10% and maturity date of September 1, 2024. The outstanding principal, interest, and associated discount was fully reserved for as of December 31, 2024 and 2023.

Note 13

On March 31,2023, DSS Biohealth Security, Inc and an individual entered into a promissory note (“Note 13”) in the principal sum of $140,000 and interest rate floating daily to Wall Street Journal Prime rate per annum (8.5% at December 31, 2023) with the total outstanding principal and interest due at the maturity date of March 31, 2025. The outstanding principal and interest at December 31, 2023 approximates $133,000. Of the total financed, approximately $99,000 of principal and accrued interest is classified as Current portion of notes receivable and the remaining balance of approximately $34,000 is recorded as Notes receivable on the accompanying consolidated balance sheet at December 31, 2023. As of December 31, 2024, the outstanding balance sheet approximating $135,000 was fully reserved for.

Note 14

On August 29, 2024, APF entered into a promissory note (“Note 14”) with WestPark. Note 14 has a principal balance of $459,000. Note 14, which incurs interest at a rate of 10.0% with principal and interest due at the maturity date of April 27, 2026. On November 1, 2024, monthly payments of approximately $28,000 are due with any unpaid interest and principal due at maturity. As of December 31, 2024, the outstanding principal and interest approximates $450,000, of which $337,000 is classified as Current notes receivable and the remaining $113,000 is classified as Notes receivable on the accompanying consolidated balance sheet.

6. Provision for Credit Losses

ASC Topic 326 for the measurement of credit losses on financial instruments and other financial assets. That guidance requires an allowance for credit losses to be deducted from the amortized cost basis of financial assets to present the net carrying value that is expected to be collected over the contractual term of the assets considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The guidance replaced the previous incurred loss model for determining the allowance for credit losses.

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

As of December 31, 2024, we have reviewed the entire loan portfolio as well as all financial assets of the Company for the purpose of evaluating the loan portfolio and the loan balances, including a review of individual and collective portfolio loan quality, loan(s) performance, including past due status and covenant defaults, assessment of the ability of the borrower to repay the loan on the loan terms, whether any loans should be placed on nonaccrual or returned to accrual, any concentrations in any single borrower and/or industry that we might need to further manage, and if any specific or general loan loss reserve should be established for the entire loan portfolio or for any specific loan.

We analyzed the loan loss reserve from three basis: general loan portfolio reserves; industry portfolio reserves, and specific loan loss reserves. As of year-ended December 31, 2024 and December 2023, the Company recorded a Loan loss reserve of approximately $9,406,000 and $4,933,000, respectively.

General Loan Portfolio Reserve - Based upon a relatively young loan portfolio that are relatively new loans to generally credit worthy borrowers, we do not believe that a substantial general loan portfolio reserve is due at this time. However, we do recognize that some inherent risks are in all loan portfolios, thus we recorded a general contingent portfolio reserve of $196,000 for December 31, 2024 and $194,000 for December 31, 2023 or approximately ¼ of 1% of the loan portfolio loan balance.

Industry Portfolio Reserves – Given the relatively young loan portfolio and a diversification of the portfolio over several different loan products, the risk is reduced. Accordingly, we have not recorded a discretionary reserve as of December 31, 2024 and December 31, 2023

Specific Loan Reserves - Previously, we had identified credit weaknesses and borrower repayment weakness with Asili, which has a current principal and interest balance of $884,000 and have recorded a loan loss reserve for the full balance due the Company as of December 31, 2024 and December 31, 2023. The Company had also previously identified credit weakness in Puradigm and has placed a reserve approximating $5,544,000 and $2,884,000 against the outstanding principal and interest as of December 31, 2024 and 2023, respectively. Previously, the Company identified credit weakness in Stemtech and has placed a reserve approximating $1,045,000 against the outstanding principal and interest as of December 31, 2024 and 2023. During the first quarter of 2024, the Company identified credit weakness in VEII and an individual and has placed a reserve approximating $959,000 against the outstanding principal and interest as of March 31, 2024. There has been no change to this amount. Also, during the first quarter of 2024, the Company identified credit weakness in BMIC, a related party, and has placed a reserve approximating $211,000 against the outstanding principal and interest as of March 31, 2024, later adjusted to $196,000 as of September 30, 2024. The Company identified credit weakness with WUURII and has placed a $234,000 reserve against the outstanding principal and interest as of December 31, 2024. The Company has also identified credit weakness with an individual and has placed a $135,000 reserve against the outstanding principal and interest as of December 31, 2024. No additional reserves were deemed necessary as of December 31, 2024.

The following table identifies the loan loss reserve for the period ending December 31:

	2024	2023
General Loan Portfolio Reserve	$196,000	$194,000
Specific Loan Reserves	9,210,000	5,916,000
Total	$9,406,000	$6,110,000

Changes in the allowance for credit losses and loan loss reserve were as follows:

	Allowance for credit losses	Loan loss reserve	Total
Balance at December 31, 2022	$29,000	$1,041,000	$1,070,000
Credit loss expense	2,000	5,069,000	5,071,000
Write-offs	3,500,000	-	3,500,000
Recoveries	(1,037,000)	-	(1,037,000)

Balance at December 31, 2023	2,494,000	6,110,000	8,604,000
Credit loss expense	16,000	3,296,000	3,312,000
Write-offs	(47,000)	-	(47,000)
Recoveries	(850,000)	-	(850,000)

Balance at December 31, 2024	$1,613,000	$9,406,000	$11,019,000

7. FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

The following tables show the Company’s cash and marketable securities by significant investment category as of December 31:

	2024
	Cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$11,351,000	$-	$11,351,000	$11,351,000	$-
Level 1
Money Market Funds	62,000	-	$62,000	62,000	-
Marketable Securities	25,933,000	(16,722,000)	$9,211,000	-	9,211,000
Total	$37,364,000	$(16,722,000)	$20,642,000	$11,413,000	$9,211,000

	2023
	Cost	Unrealized Gain/Loss	Fair Value	Cash And Cash Equivalents	Marketable Securities
Cash	$6,545,000	$-	$6,545,000	$6,545,000	$-
Level 1
Money Market Funds	70,000	-	70,000	70,000	-
Marketable Securities	27,304,000	(17,325,000)	9,979,000	-	9,979,000
Total	$33,919,000	$(17,325,000)	$16,594,000	$6,615,000	$9,979,000

The following tables shows the Company’s net unrealized (loss) gain recognized during the year on marketable securities as of December 31:

	2024	2023

Net gains (losses) recognized during the year on marketable securities	$(856,000)	$(5,521,000)

Less: Net gains (losses) realized during the year on marketable securities sold during the period	(113,000)	(1,973,000)

Net unrealized gain (loss) recognized during the reporting year on marketable securities still held at the reporting date	$(743,000)	$(3,548,000)

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

9. Investments

Alset International Limited, related party

The Company owns 127,179,291 shares or approximately 4% of the outstanding shares of Alset International Limited (“Alset Intl”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. This investment is classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of December 31, 2024, and December 31, 2023, was approximately $2,518,000 and $3,269,000 respectively. During the year ended December 31, 2024 and December 31, 2023, the Company recorded unrealized loss on this investment of approximately $750,000 and unrealized loss of $50,000, respectively.

West Park Capital, Inc.

On December 30, 2020, the Company signed a binding letter of intent with West Park Capital, Inc (“West Park”) and Century TBD Holdings, LLC (“TBD”) where the parties agreed to prepare a note and stock exchange agreement whereby DSS will assign the TBD Note to West Park and West Park shall issue to DSS a stock certificate reflecting 7.5% of the issued and outstanding shares of West Park. This note and stock exchange agreement was finalized during the first quarter 2022 and valued at approximately $500,000 and is included in Investments on the consolidated balance sheet on December 31, 2024 and as of December 31, 2023.

BMI Capital International LLC

On September 10, 2020, the Company’s wholly owned subsidiary DSS Securities, Inc. entered into membership interest purchase agreement with BMI Financial Group, Inc. a Delaware corporation (“BMIF”) and BMI Capital International LLC, a Texas limited liability company (“BMIC”) whereas DSS Securities, Inc. purchased 14.9% membership interests in BMIC for $100,000. DSS Securities also had the option to purchase an additional 10% of the outstanding membership interest which it exercised for $100,000 in January of 2021 and increased its ownership to 24.9%. Upon achieving greater than 20% ownership in BMIC during the quarter ended September 30, 2021, the Company is currently accounting for this investment under the equity method of accounting per ASC 323. The Company’s portion of net loss in BMIC during the year ended December 31, 2024, approximated $1,000 and $34,000 for year ended December 31, 2023.

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

BioMed Technologies Asia Pacific Holdings Limited

On December 19, 2020, Impact BioMedical, a wholly owned subsidiary of the Company, entered into a subscription agreement (the “Subscription Agreement”) with BioMed Technologies Asia Pacific Holdings Limited (“BioMed”), a limited liability company incorporated in the British Virgin Islands, pursuant to which the Company agreed to purchase 525 ordinary shares or 4.99% of BioMed at a purchase price of approximately $632,000. The Subscription Agreement provides, among other things, the Company has the right to appoint a new director to the board of BioMed. With respect to an issuance of shares to a third party by BioMed, the Company will have the right of first refusal to purchase such shares, as well as customary tag-along rights. In connection with the Subscription Agreement, Impact Biomedical entered into an exclusive distribution agreement (the “Distribution Agreement”) with BioMed, to directly market, advertise, promote, distribute, and sell certain BioMed products, which focus on manufacturing natural probiotics, to resellers. This investment is impaired in full at December 31, 2024 as it does not have a readily determined fair value.

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

10. PROPERTY PLANT AND EQUIPMENT AND INVESTMENT IN REAL ESTATE, NET

Property, plant and equipment consisted of the following as of December 31:

	Estimated
	Useful Life	2024	2023
Machinery and equipment	5-10 years	$9,998,000	$9,974,000
Building and improvements	39 years	317,000	294,000
Land		-	-
Furniture and fixtures	7 years	432,000	432,000
Software and websites	3 years	240,000	273,000
Construction in progress		-	365,000
Total Cost		10,987,000	11,338,000
Less: accumulated depreciation		5,606,000	4,921,000
Property, plant and equipment, net		$5,381,000	$6,417,000

Depreciation expense for the years ended December 31, 2024 and 2023 was $878,000 and $802,000 respectively.

Real Estate consisted of the following at December 31:

	Estimated
	Useful Life	2024	2023
Building and improvements	1-30 years	$-	$5,273,000
Land		-	1,600,000
Total Cost		-	6,873,000
Less: accumulated depreciation		-	594,000
		$-	$6,279,000

Depreciation expense for the years ended December 31, 2024 and 2023 was $98,000 and $2,085,000 respectively.

11. INTANGIBLE ASSETS

Intangible assets are comprised of the following as of December 31:

		2024			2023
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Developed technology assets	20 years	$22,260,000	$4,453,000	17,807,000	$22,260,000	$3,340,000	$-	18,920,000
Acquired intangibles customer lists, licenses, non-compete agreements, branding, product formulas, tenant improvements, in-place, favorable and unfavorable leases	1-11 years	2,895,000	1,863,000	1,032,000	19,245,000	10,613,000	7,418,000	1,214,000
Acquired intangibles patents and patent rights		500,000	500,000	-	500,000	500,000	-	-
Patent application costs	Varied (1)	1,052,000	1,001,000	51,000	1,052,000	993,000	-	59,000
		$26,707,000	$7,817,000	$18,890,000	$43,057,000	$15,446,000	$7,418,000	$20,193,000

(1)	Patent application costs are amortized over their expected useful life which is generally the remaining legal life of the patent. As of December 31, 2024, the weighted average remaining useful life of these assets in service was approximately 1.7 years.

Amounts amortized for the year ended December 31, 2024 and 2023 was approximately $1,361,000 and $2,319,000, respectively.

Expected amortization for each of the five succeeding fiscal years is as follows:

Year	Amount
2025	$3,014,000
2026	3,072,000
2027	2,869,000
2028	2,888,000
2029	2,861,000
thereafter	$4,186,000

12. ACCRUED EXPENSES AND DEFERRED REVENUE

Accrued expenses and deferred revenue consist of the following for the year ended December 31:

	2024	2023
Customer deposits	$86,000	$222,000
Deferred revenue	120,000	-
Accrued wages	546,000	812,000
Accrued expenses	1,890,000	1,467,000
Sales tax payable	9,000	10,000

	$2,651,000	$2,511,000

13. SHORT TERM AND LONG-TERM DEBT

Promissory Notes - On May 20, 2021, Premier Packaging entered into master loan and security agreement (“BOA Note”) with Bank of America, N.A. (“BOA”) to secure financing approximating $3,710,000 to purchase a new Heidelberg XL 106-7+L printing press. The aggregate principal balance outstanding under the BOA Note shall bear interest at a variable rate on or before the loan closing. As of December 31, 2023, and December 31, 2024, the outstanding principal on the BOA Note was $2,932,000 and $2,436,000, respectively and had an interest rate of 4.63%. As of December 31, 2023, $491,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $2,442,000 recorded as long-term debt, The BOA Note contains certain covenants that are analyzed annually. As of December 31, 2024, $520,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $1,916,000 recorded as long-term debt, The BOA Note contains certain covenants that are analyzed annually. As of December 31, 2024, Premier is in compliance with these covenants.

On August 1, 2021, AMRE Shelton, LLC., (“AMRE Shelton”) a subsidiary of AMRE, entered into a loan agreement (“Shelton Agreement”) with Patriot Bank, N.A. (“Patriot Bank”) in an amount up to $6,155,000, with the amount financed approximating $5,105,000. The Shelton Agreement contains monthly payments of principal and an initial interest of 4.25%. The interest will be adjusted commencing on July 1, 2026 and continuing for the next succeeding 5-year period shall be determined one month prior to the change date and shall be an interest rate equal to two hundred fifty (250) basis points above the Federal Home Loan Bank Boston 5-Year/25-Year amortizing advance rate, but in no event less than 4.25% for the term of 120 months with a balloon payment approximating $2,829,000 due at term end. The affective interest rate at December 31, 2022 was 4.25%. The funds borrowed were used to purchase a 40,000 square foot, 2.0 story, Class A+ multi-tenant medical office building located on a 13.62-acre site. The purchase price has been allocated as $4,640,000, $1,600,000, and $325,000 for the facility, land, and tenant improvements, respectively. Also included in the value of the property is $585,000 of intangible assets with an estimated useful life of approximating 3 years. The net book value of these assets as of December 31, 2023 approximated $6,729,00. Of the total financed, approximately $201,000 of principal and accrued interest is classified as current portion of long-term debt, net, and the remaining balance of approximately $4,402,000 recorded as long-term debt, net of $50,000 in deferred financing costs, The net book value of these assets as of December 31, 2024 approximated $6,313,000. As of December 31, 2024 the outstanding principal and interest of approximately $4,424,000, net of $27,000 in deferred financing costs, is classified as Current portion of long-term debt on assets held=fir-sale, net on the consolidated balance sheet.

On October 13, 2021, LVAM entered into loan agreement with BMIC (“BMIC Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be adjusted at the maturity date. The BMIC Loan matures on October 12, 2022, and contains an auto renewal period of three months. As of December 31, 2024 and December 31, 2023, $463,000 and $547,000, respectively, are included in Current portion of long-term debt, net on the consolidated balance sheet.

On October 13, 2021, LVAM entered into a loan agreement with Lee Wilson Tsz Kin (“Wilson Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be calculated at the maturity date. The Wilson Loan matures on October 12, 2022, and contains an auto renewal period of nine months. This loan was funded during March 2022. As of December 31, 2024 $145,000 is included in the Current portion of long-term debt, net on the consolidated balance sheet. As of December 31, 2023 $2,131,000 is included in the Current portion of long-term debt, net on the consolidated balance sheet.

On November 2, 2021, AMRE LifeCare entered into a loan agreement (“LifeCare Agreement”) with Pinnacle Bank, (“Pinnacle Bank”) in the amount of $40,300,000. The LifeCare Agreement supported the acquisition of three medical facilities located in Fort Worth, Texas, Plano, Texas, and Pittsburgh, Pennsylvania for a purchase price of $62,000,000. These assets are classified as investments, real estate on the consolidated balance sheet. The purchase price has been allocated as $32,100,000, $12,100,000, and $1,500,000 for the facility, land and site improvements, respectively. Also included in the value of the property is $15,901,000 of intangible assets with estimated useful lives ranging from 1 to 11 years. The LifeCare Agreement calls for the principal amount of the in equal, consecutive monthly installments based upon a twenty-five (25) year amortization of the original principal amount of the LifeCare Agreement at an initial rate of interest equal to the interest rate determined in accordance as of July 29, 2022 provided, however, such rate of interest shall not be less than 4.28%, with the first such installment being payable on August 29, 2022 and subsequent installments being payable on the first day of each succeeding month thereafter until the maturity date, at which time any outstanding principal and interest is due in full. As of December 31, 2024, the outstanding principal and interest of the LifeCare agreement approximates $46,069,000 and is included in Current portion of long-term debt on assets held-for-sale, net on the consolidated balance sheet. As of December 31, 2023, the outstanding principal and interested approximates $41,331,000 and is included in Current portion of long-term debt on assets held-for-sale, net on the Consolidated Balance Sheet. Interest expense for the year-ended December 31, 2024 and 2023 approximated $3,861,000 and $3,773,000, respectively. This note is in default and demand was made for final payment to be made by December 22, 2023. This amount is past due.

On March 17, 2022, AMRE Winter Haven, LLC (“AMRE Winter Haven”) and Pinnacle Bank (“Pinnacle”) entered into a term loan (“Pinnacle Loan”) whereas Pinnacle lent to AMRE Winter Haven the principal sum of $2,990,000, maturing on March 7, 2024 to acquire a medical facility located in Winter Haven, Florida for a purchase price of $4,500,000. The assets acquired are classified as investments, real estate on the consolidated balance sheet. The purchase price has been allocated as $3,200,000, $1,000,000, and $222,000 for the facility, land and site and tenant improvements, respectively. Also included in the value of the property is $29,000 of intangible assets with an estimated useful life of approximately 5 years. Payments are to be made in equal, consecutive installments based on a 25-year amortization period with interest at 4.28%. The first installment was due January 1, 2023. The Pinnacle Loan contains certain covenants that are to be tested annually. This AMRE note is currently due. The outstanding principal and interest, approximates $3,040,000 and is included in Current portion of long-term debt on assets held-for-sale, net long-term debt, net on the accompanying consolidated balance sheet at December 31, 2024. The outstanding principal and interest, net of debt issuance costs of $17,000, approximates $2,977,000 and is included in in Current portion of long-term debt on assets held-for-sale, net on the accompanying consolidated balance sheet at December 31, 2023. Interest expense equaled $251,000 for year ended December 31, 2024 and $281,000 for year ended December 31, 2023.

On March 30, 2023, Premier Packaging, a subsidiary of the Company entered into a loan and security agreement with Union Bank & Trust Company for the principal amount of $790,000 and shall accrued interest at the rate of 7.44%. Principal and interest shall be repaid in the approximate amount of $14,000 through March 2029. This loan is collateralized by a Bobst Model Novacut and is guaranteed by DSS, Inc. As of December 31, 2024, the outstanding principal and interest approximates $605,000 of which $123,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $482,000 recorded as long-term debt. As of December 31, 2023, the outstanding principal and interest approximates $719,000 of which $112,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $607,000 recorded as long-term debt.

A summary of scheduled principal payments of long-term debt, not including revolving lines of credit, subsequent to December 31, 2024 are as follows:

Year	Notes payable	Notes payable - related party	Notes payable - assets held-for-sale	Total
2025	$642,000	$609,000	$53,534,000	$54,785,000
2026	677,000	-		677,000
2027	712,000	-		712,000
2028	750,000	-		750,000
2029	259,000	-		259,000
	$3,040,000	$609,000	$53,534,000	$57,183,000

The Company has operating leases predominantly for operating facilities. As of December 31, 2024, the remaining lease terms on our operating leases range from less than one to twelve years. Renewal options to extend our leases have not been exercised due to uncertainty. Termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants. There are no significant finance leases as of December 31, 2024.

Future minimum lease payments as of December 31, 2024, are as follows:

Maturity of Lease Liability:

Totals
2025	$860,000
2026	839,000
2027	808,000
2028	824,000
2029	840,000
Thereafter	4,073,000
Total lease payments	8,244,000
Less: Imputed Interest	(1,327,000)
Present value of remaining lease payments	$6,917,000

Current	$606,000
Noncurrent	$6,311,000

Weighted-average remaining lease term (years)	9.6

Weighted-average discount rate	3.8%

Total cash paid during the years ended December 31, 2024 and 2023 approximated $956,000 and $917,000, respectively.

15. STOCKHOLDERS’ EQUITY

DSS, Inc. Equity transactions –

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

On December 10, 2024, DSS entered into a securities purchase agreement with Alset Inc., a related party, pursuant to which the Company agreed to sell and issue in a private placement an aggregate of 820,597 shares of the Company’s common stock for approximately $803,000.

On December 10, 2024, DSS entered into a securities purchase agreement with Heng Fai Ambrose Chan, the Chaiman of the Board of Directors and a related party, pursuant to which the Company agreed to sell and issue in a private placement an aggregate of 205,149 shares of the Company’s common stock for approximately $197,000.

Equity Incentive Plan – On June 20, 2013, the Company’s shareholders adopted the 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”). The 2013 Plan provides for the issuance of up to a total of 50,000 shares of common stock authorized to be issued for grants of options, restricted stock and other forms of equity to employees, directors and consultants. Under the terms of the 2013 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422A of the Internal Revenue Code, or options which do not qualify (“NQSOs”). During the year ended December 31, 2023, 5,333 options were forfeited. As of December 31, 2023, no shares remained available under this plan.

On December 9, 2019, the Company’s shareholders adopted the 2020 Employee, Director and Consultant Equity Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the issuance of an initial 241,204 shares of common stock authorized to be issued for grants of options, restricted stock and other forms of equity to employees, directors and consultants. In addition, on the first day of each calendar year, for a period of not more than ten (10) years, commencing January 1, 2021, or the first business day of the calendar year if the first day of the calendar year falls on a Saturday or Sunday, the shares available under this plan will automatically increase in an amount equal to the lesser of (i) five percent (5%) of the total number of shares of Common Stock outstanding as of December 31 of the preceding fiscal year or (ii) such number of shares of Common Stock as determined by the Board of Directors. Under the terms of the 2020 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422A of the Internal Revenue Code, or options which do not qualify (“NQSOs”). As of December 31, 2024, there are 814,184 shares available under this plan.

Stock-Based Compensation – The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the year ended December 31, 2024, and 2023 the Company’s stock compensation approximated $0. The Company did not issue any warrants in 2024 or 2023, nor did it have any outstanding warrants as of December 31, 2024 and 2023.

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

On September 16, 2024, Impact Biomedical Inc., entered into an underwriting agreement (the “Underwriting Agreement”) with Revere Securities, LLC., as representative (the “Representative”) of the underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters in a firm commitment initial public offering (the “Offering”) an aggregate of 1,500,000 of the Company’s shares of common stock, par value $0.001 per share at a public offering price of $3.00 per share. On September 17, 2024, the Company closed the Offering. The total net proceeds to the Company from the Offering, after deducting discounts, expenses allowance and expenses, was approximately $3,726,000. A final prospectus relating to this Offering was filed with the Commission on September 16, 2024. The shares of Common Stock were approved to list on the NYSE American under the symbol “IBO” and began trading there on September 16, 2024. The Company also issued warrants to the Representative and its affiliates (the “Representative’s Warrants”) warrants to purchase the number of shares of Common Stock in the aggregate equal to 5% of the Common Stock to be issued and sold in this offering (including any Shares of Common Stock sold upon exercise of the over-allotment option, if applicable). The Representative’s Warrants are exercisable for a price per share equal to 125% of the public offering price. The warrants are exercisable at any time, in whole or in part, commencing nine (9) months from the date of commencement of sales of the offering and ending on the third anniversary thereof. As of September 30, 2024, the Representative had not exercised any of these warrants. As of September 30, 2024, only the 1,500,000 shares included in the Offering are freely tradable on the NYSE. The remaining 9,997,703 are restricted from trading for 180 days from the Offering date.

Equity Incentive Plan – During 2023, the Company’s shareholders adopted the 2023 Employee, Director and Consultant Equity Incentive Plan (the “2023 Plan”). The 2023 Plan provides for the issuance of an initial 18,762,000 shares of common stock authorized to be issued for grants of options, restricted stock and other forms of equity to employees, directors and consultants. In addition, on the first day of each calendar year, for a period of not more than ten (10) years, commencing January 1, 2025, or the first business day of the calendar year if the first day of the calendar year falls on a Saturday or Sunday, the shares available under this plan will automatically increase in an amount equal to the lesser of (i) two percent (2%) of the total number of shares of Common Stock outstanding as of December 31 of the preceding fiscal year or (ii) such number of shares of Common Stock as determined by the Board of Directors. Under the terms of the 2023 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422A of the Internal Revenue Code, or options which do not qualify (“NQSOs”). As of December 31, 2024, there are 18,037,079 shares available under this plan.

Stock-Based Compensation – The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. On October 1, 2024, 880,000 option grants with a purchase price of $3.00 per share were awarded to certain officers, directors and consultants of the Company. These options have various vesting periods, and all expire on October 31, 2031. Potential proceeds of these grants is $2,640,000 and are fair valued using a Black-Scholes model at approximately $50,000. The Company record stock based compensation expense of approximately $19,000 for the year ended December 31, 2024 and is included in Sales, general and administrative compensation (inclusive of stock based compensation) on the accompanying Statement of Operations. There were no stock-based payments made during the twelve months ended December 31, 2023.

16. INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of tax benefits which are not expected to be realized.

The following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31:

The provision (benefit) for income taxes consists of the following:

	2024	2023
Currently payable:
Federal	$-	$-
State	8,000	4,000
Foreign	-	-
Total currently payable	8,000	4,000
Deferred:
Federal	256,000	(5,392,000)
State	(290,000)	(79,000)
Foreign	(4,000)	(48,000)
Total deferred	(38,000)	(5,519,000)
Less: increase/(decrease) in allowance	38,000	5,519,000
Net deferred	-	-
Total income tax provision	$8,000	$4,000

Individual components of deferred tax assets and liabilities are as follows:

	2024	2023
Deferred tax assets:
Net operating loss carry forwards	$19,201,000	$21,496,000
Net operating loss IRC 382 limited	9,634,000	9,634,000
Unrealized loss on securities	4,243,000	4,655,000
Equity issued for services	194,000	190,000
Goodwill and other intangibles	84,000	63,000
Investment in pass-through entity	11,000	11,000
Deferred revenue	176,000	176,000
Operating Lease Liability	1,557,000	1,713,000
Depreciation and amortization	1,000	1,000
Other	3,094,000	2,507,000
Gross deferred tax assets	38,195,000	40,446,000

Deferred tax liabilities:
Goodwill and other intangibles	1,567,000	3,369,000
Depreciation and amortization	309,000	614,000
Right to Use Asset	1,455,000	1,625,000
Investment in pass-through entity	-	-
Gross deferred tax liabilities	3,331,000	5,608,000
Less: valuation allowance	(34,864,000)	(34,838,000)

Net deferred tax assets (liabilities)	$-	$-

At December 31, 2024 and 2023, the Company has approximately $126.2 million and $138.9 million in federal net operating loss carry forwards (“NOLs”), respectively, available to reduce future taxable income. Under the provisions of the Internal Revenue Code, the net operating losses are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Certain tax attributes are subject to an annual limitation as a result of certain cumulative changes in ownership interest of significant shareholders which could constitute a change of ownership as defined under Internal Revenue Code Section 382. For the year ended December 31, 2021, the Company has completed a full analysis of historical ownership changes and determined that a portion of the net operating losses have a limitation on future deductibility. Approximately $43.8 million of net operating losses incurred prior to 2020 will be unable to offset future taxable income and have been reserved via a valuation allowance to reduce the deferred tax asset to the expected realizable amount, leaving $2.9 million available for use which expire at various dates through 2038 and the residual which never expire. Additionally, at December 31, 2024 and 2023, the Company had approximately $20.7 million and $20.7 of California and Illinois NOL carry-forwards, respectively, which expire through 2043. The NOL carry forwards may be limited in certain circumstances, including ownership change and have been fully reserved via a valuation allowance.

The valuation allowance for deferred tax assets decreased approximately $2.2 million for the year ended December 31, 2024 and increased approximately $5.5 for the year ended December 31, 2023, The valuation allowance for deferred tax liability decreased approximately $2.3 million in the year ended December 31, 2024 and increased approximately $1.1 million for the year ended December 31, 2023.

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	2024	2023
Statutory United States federal rate	21.0%	21.0%
State income taxes net of federal benefit	0.39%	0.38%
Permanent differences	(9.84)%	(6.68)%
Other	(11.52)%	(9.04)%
Foreign taxes	-%	-%
Change in valuation allowance	(0.05)%	(5.66)%
Effective rate	(0.02)%	-%

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2024 and 2023 the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The tax years 2021-2024 generally remain open to examination by major taxing jurisdictions to which the Company is subject.

17. DEFINED CONTRIBUTION PENSION PLAN

The Company maintains a qualified employee savings plans (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code and which covers all eligible employees. Employees generally become eligible to participate in the 401(k) Plan two months following the employee’s hire date. Employees may contribute a percentage of their earnings, subject to the limitations of the Internal Revenue Code. Commencing on January 1, 2018, the Company matched 100% of the first 1% of employee contributions, then 50% of additional contributions up to an aggregate maximum match of 3.5%. The total matching contributions for 2024 and 2023 were approximately $154,000 and $124,000, respectively.

18. COMMITMENTS AND CONTINGENCIES

License Agreement – On March 19, 2022, Impact BioMedical entered into a License Agreement (“Equivir License”) with a third-party (“Licensee”) where the Licensor is granted the right, amongst other things, to develop, commercialize, and sell the Company’s Equivir technology. In exchange, the Licensee shall pay the Company a royalty of 5.5% of net sales. Under the terms of the Equivir Agreement, the Company shall reimburse the Licensee for 50% of the development costs provided that the development costs shall not exceed $1,250,000. As of December 31, 2024 and December 31, 2023, $200,000, and $200,000, respectively, have been recorded in relation to the Equivir License as development of the Equivir technology.

Employment Agreements – As of December 31, 2024, DSS has no employment or severance agreements with members of its management team. Its subsidiary Impact BioMedical has an employment agreement with it CEO Frank Heuszel in which Mr. Heuszel’s agreement contains a mandatory bonus clause of $150,000 for the first year of the employment term, $100,000 for the second year of the employment term, and $100,000 for the third year of the employment term. As of December 31, 2024, approximately $38,000 is accrued for year one of Mr. Heuszel’s bonus.

Contingent Litigation Payments – The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved, and the fees can be reasonably estimated. As of December 31, 2024 and 2023 the Company had not accrued any contingent legal fees pursuant to these arrangements.

Contingent Payments – The Company is party to certain agreements with funding partners who have rights to portions of intellectual property monetization proceeds that the Company receives. As of December 31, 2024 and 2023, there are no contingent payments due.

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

The following tables show the major classes of assets and liabilities held for sale and results of operations of the discontinued operation:

Sharing Services Global Corporation

Statements of Operations Loss - Discontinued Operations

For the Years Ended December 31,

For the Year Ended
December 31, 2023
Revenue:
Direct marketing	$4,325,000
Total revenue	4,325,000

Costs and expenses:
Cost of revenue	2,055,000
Selling, general and administrative	5,743,000
Total costs and expenses	7,798,000
Operating loss	3,473,000

Other income (expense):
Other income (expense)	(96,000)
Interest income	6,000)
Gain (loss) on investments	82,000
Impairment of assets	-
Loss from discontinued operations before income taxes	(3,481,000)

Income tax benefit/(loss)	-
Loss from discontinued operations	(3,481,000)

20. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31:

	2024	2023

Cash paid for interest	$720,000	$1,289,000
Cash paid for income taxes	$8,000	$6,000

Non-cash investing and financing activities:
Shares issued in lieu of bonus cash	$-	$268,000
Third party Note receivable received in lieu of cash	$-	$1,100,000

21. SEGMENT INFORMATION

The Company’s businesses lines are organized, managed, and internally reported as five operating segments. One of these operating segments, Product Packaging, is the Company’s packaging and printing group. Product Packaging operates in the paper board folding carton, smart packaging, and document security printing markets. It markets, manufactures, and sells mailers, photo sleeves, sophisticated custom folding cartons, and complex 3-dimensional direct mail solutions. These products are designed to provide functionality and marketability while also providing counterfeit protection. A second, Biotechnology, invests in, or acquires companies in the biohealth and biomedical fields, including businesses focused on the advancement of drug discovery and prevention, inhibition, and treatment of neurological, oncological, and immune related diseases. This division is also developing open-air defense initiatives, which curb transmission of air-borne infectious diseases, such as tuberculosis and influenza. Biotechnology is also targeting unmet, urgent medical needs. A third operating segment, Securities and Investment Management (“Securities”) was established to develop and/or acquire assets and investments in the securities trading and/or funds management arena. Further, Securities, in partnership with recognized global leaders in alternative trading systems, intends to own and operate in the US a single or multiple vertical digital asset exchanges for securities, tokenized assets, utility tokens, stable coins and cryptocurrency via a digital asset trading platform using blockchain technology. The scope of services within this section is planned to include asset issuance and allocation (securities and cryptocurrency), FPO, IPO, ITO, PPO, STO and UTO listings on a primary market(s), asset digitization/tokenization (securities, currency, and cryptocurrency), and the listing and trading of digital assets (securities and cryptocurrency) on a secondary market(s). Also in this segment is the Company’s real estate investment trust (“REIT”), organized for the purposes of acquiring hospitals and other acute or post-acute care centers from leading clinical operators with dominant market share in secondary and tertiary markets, and leasing each property to a single operator under a triple-net lease. the REIT was formed to originate, acquire, and lease a credit-centric portfolio of licensed medical real estate. The fourth segment, Direct, provides services to assist companies in the emerging growth gig business model of peer-to-peer decentralized sharing marketplaces. It specializes in marketing and distributing its products and services through its subsidiary and partner network, using the popular gig economic marketing strategy as a form of direct marketing. Direct marketing products include, among other things, nutritional and personal care products sold throughout North America, Asia Pacific and Eastern Europe. The fifth business line, Commercial Banking, is organized for the purposes of being a financial network holding company, focused providing commercial loans and on acquiring equity positions in (i) undervalued commercial bank(s), bank holding companies and nonbanking licensed financial companies operating in the United States, South East Asia, Taiwan, Japan and South Korea, and (ii) companies engaged in—nonbanking activities closely related to banking, including loan syndication services, mortgage banking, trust and escrow services, banking technology, loan servicing, equipment leasing, problem asset management, SPAC (special purpose acquisition company) consulting, and advisory capital raising services. From this financial platform, the Company shall provide an integrated suite of financial services for businesses that shall include commercial business lines of credit, land development financing, inventory financing, third party loan servicing, and services that address the financial needs of the world Gig Economy.

Approximate information concerning the Company’s operations by reportable segment for the twelve months ended December 31, 2024 and 2023 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Year Ended December 31, 2024	Product Packaging	Commercial Lending	Direct Marketing	Biotechnology	Securities	Corporate	Total
Revenue	$16,107,000	$226,000	$-	$-	$2,764,000	$-	$19,097,000
Cost of revenue	15,230,000	712,000	5,000	42,000	7,550,000	-	23,539,000
Gross profit (loss)	877,000	(486,000)	(5,000)	(42,000)	(4,786,000)	-	(4,442,000)
Operating expense	3,029,000	402,000	254,000	28,929,000	2,759,000	2,781,000	38,154,000
Operating income (loss)	(2,152,000)	(888,000)	(259,000)	(28,971,000)	(7,545,000)	(2,781,000)	(42,596,000)
Other income (expense)	(159,000)	(1,186,000)	81,000	(3,784,000)	(6,822,000)	768,000	(11,102,000)
Net income (loss) from continuing operations before taxes	(2,311,000)	(2,074,000)	(178,000)	(32,755,000)	(14,367,000)	(2,013,000)	(53,698,000)

Year Ended December 31,2023	Product Packaging	Commercial Lending	Direct Marketing	Biotechnology	Securities	Corporate	Total
Revenue	$18,497,000	$385,000	$1,763,000	$-	$5,288,000	$-	$25,933,000
Cost of revenue	15,282,000	1,139,000	818,000	77,000	8,074,000	-	25,390,000
Gross profit (loss)	3,215,000	(754,000)	945,000	(77,000)	(2,786,000)	-	543,000
Operating expense	2,607,000	30,122,000	3,244,000	4,431,000	7,666,000	3,251,000	51,321,000
Operating income (loss)	608,000	(30,876,000)	(2,299,000)	(4,508,000)	(10,452,000)	(3,251,000)	(50,778,000)
Other income (expense)	(185,000)	(625,000)	(7,268,000)	(2,677,000)	(9,242,000)	(3,264,000)	(23,261,000)
Net income (loss) from continuing operations before taxes	$423,000	$(31,501,000)	$(9,567,000)	$(7,185,000)	$(19,694,000)	$(6,515,000)	$(74,039,000)

International revenue, which consists of sales to customers with operations in Canada, Latin comprised less than 1.0% of total revenue for 2024 (7.0% - 2023). Revenue is allocated to individual countries by customer based on where the product is shipped. The Company had no long-lived assets in any country other than the United States for any period presented.

The following tables disaggregate our business segment revenues by major source:

Printed Products Revenue Information:

Twelve months ended December 31, 2024
Packaging Printing and Fabrication	$15,698,000
Commercial and Security Printing	409,000
Total Printed Products Revenue	$16,107,000

Twelve months ended December 31, 2023
Packaging Printing and Fabrication	$18,131,000
Commercial and Security Printing	366,000
Total Printed Products Revenue	$18,497,000

Commercial Lending Revenue Information:

Twelve months ended December 31, 2024
Net investment Revenue	$226,000
Total Commercial Lending Revenue	$226,000

Twelve months ended December 31, 2023
Net Investment Revenue	$385,000
Total Commercial Lending Revenue	$385,000

Direct Marketing Revenue Information:

Twelve months ended December 31, 2024
Direct Marketing Internet Sales	$-
Total Direct Marketing Revenue	$-

Twelve months ended December 31, 2023
Direct Marketing Internet Sales	$1,763,000
Total Direct Marketing Revenue	$1,763,000

Securities Revenue Information:

Twelve months ended December 31, 2024
Rental Revenue	$-
Commisions Revenue	972,000
Total Securities revenue	$972,000

Twelve months ended December 31, 2023
Rental Revenue	$-
Commission Revenue	1,641,000
Total Securities revenue	$1,641,000

22. Related Party Transactions

The Company owns 127,179,291 shares or approximately 4% of the outstanding shares of Alset International Limited (“Alset Intl”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. This investment is classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of December 31, 2024, and December 31, 2023, was approximately $2,518,000 and $3,269,000 respectively. During the year ended December 31, 2024 and December 31, 2023, the Company recorded unrealized loss on this investment of approximately $750,000 and unrealized loss of $50,000, respectively.

On August 29, 2022, DSS Financial Management Inc and BMI Capital, Inc. (“BMIC”), a related party, entered into a promissory note (“Note 8”) in the principal sum of $100,000 with interest of 8%, is due in three quarterly installments beginning on September 14, 2022. All unpaid principal and interest is due on August 29, 2025. The outstanding principal and interest at December 31, 2024 approximated $86,000, and was fully reserved for as of December 31, 2024. At December 31, 2023, the balance approximated $100,000 of which $76,000 is included in the Current portion of notes receivable and $24,000 is included in the long-term portion of notes receivable. DSS owns 24.9% of the outstanding common shares of BMIC.

On May 8, 2023, DSS Financial Management Inc and BMIC entered into a promissory note (“Note 9”) in the principal sum of $102,000 with interest at the prime rate plus 2% (10.5% at September 30, 2024 and December 31, 2023) with a maturity date of May 7, 2026. The outstanding principal and interest at December 31, 2024 approximated $110,000, and was fully reserved for as of December 31, 2024. At December 31, 2023 approximates $107,000 with approximately $53,000 of principal and accrued interest classified as Current portion notes receivable, and the remaining balance of approximately $54,000 is recorded as notes receivable, on the accompanying consolidated balance sheet. DSS owns 24.9% of the outstanding common shares of BMIC.

On July 26, 2022, APF and VEII, Inc. (“VEII”) entered into a promissory note (“Note 10”) in the principal sum of $1,000,000 with interest of 8% with all unpaid principal and interest due on July 26, 2024. This note was amended so that all unpaid principal and interest is due July 26, 2025. The outstanding principal and interest on September 30, 2024 approximates $959,000, and is included in notes receivable on the accompanying consolidate balance sheet. Approximately $480,000 of Note 10 was reserved for as of March 31, 2024. No additional reserve was deemed necessary as of December 31, 2024. The outstanding principal and interest on December 31, 2023, approximates $939,000, net of $20,000 of unamortized origination fees and is included in notes receivable on the accompanying consolidate balance sheet. Heng Fai Ambrose Chan, the Chairman of DSS, Inc is also the on the board of directors of VEII.

On October 13, 2021, LVAM entered into loan agreement with BMIC (“BMIC Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be adjusted at the maturity date. The BMIC Loan matures on October 12, 2022, and contains an auto renewal period of three months. As of December 31, 2024 and December 31, 2023, $463,000 and $547,000, respectively, are included in Current portion of long-term debt, net on the consolidated balance sheet.

On October 13, 2021, LVAM entered into a loan agreement with Lee Wilson Tsz Kin (“Wilson Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be calculated at the maturity date. The Wilson Loan matures on October 12, 2022, and contains an auto renewal period of nine months. This loan was funded during March 2022. As of December 31, 2024 $145,000 is included in the Current portion of long-term debt, net on the consolidated balance sheet. As of December 31, 2023 $2,131,000 is included in the Current portion of long-term debt, net on the consolidated balance sheet.

On December 10, 2024, DSS entered into a securities purchase agreement with Alset Inc., a related party, pursuant to which the Company agreed to sell and issue in a private placement an aggregate of 820,597 shares of the Company’s common stock for approximately $803,000.

On December 10, 2024, DSS entered into a securities purchase agreement with Heng Fai Ambrose Chan, the Chaiman of the Board of Directors and a related party, pursuant to which the Company agreed to sell and issue in a private placement an aggregate of 205,149 shares of the Company’s common stock for approximately $197,000.

23. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and transactions through March 31, 2025, the date that the consolidated financial statements were available to be issued and have identified the below transactions:

On December 27, 2024, True Partner International Limited, a wholly owned subsidiary of DSS Financial Management, Inc. entered into a share subscription agreement, in which they invested approximately $1,000,000 in True Partner Capital Holding Limited in exchange for 19,500,000 shares. This transaction was concluded in February 2025.

On February 6, 2025, as a bonus for compensation awarded to Heng Fai Holdings Limited (“HFHL”), a Hong Kong Company, which is beneficially owned by Mr. Heng Fai Ambrose Chan, Director of DSS, Inc., and pursuant to DSS, Inc’s. 2020 Employee, Director and Consultant Equity Incentive Plan (the “Plan”), HFHL was awarded 1,000,000 shares of the Company’s common stock under the Plan, for services rendered. The issuance was approved by the board of directors on January 31, 2025.

On March 21, 2025, the Company via its subsidiaries DSS Blockchain Security, DSS BioHealth Security and DSS Securities, each sold 499,800 shares of Impact BioMedical for net proceeds of approximately $1,616,428. Further, on March 26, 2025, the Company sold an additional 122,285 shares of Impact BioMedical. The total grossed for these transactions was approximately $1,969,000.

The Company and its subsidiary Impact BioMedical have agreed to settle a portion of the outstanding indebtedness that Impact BioMedical owes to the Company under the Promissory Note in the amount of $8,697,142.80 through the issuance of 2,415,873 shares of the Company’s common stock, at a conversion ratio of $3.60 per share, which was equal to the closing market price of the Company’s common stock on March 24, 2025.

On March 27, 2025, the Company finalized the sale of its Plano, Tx. Facility for a gross sales price of $9,500,000.

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

In connection with management’s assessment of our internal control over financial reporting described above, the following weaknesses have been identified in the Company’s internal control over financial reporting as of December 31, 2024:

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

Remediation of the Material Weaknesses

Management believes it has taken significant steps during 2023, and subsequently in 2024, to strengthen our overall internal controls and eliminate the material weakness of those controls. During the 2025 fiscal year, the Company will document and test the remediations put in place. Such remediation includes the following:

●	The Company has re-assigned responsibilities of other staff members to assist in the Company’s financial reporting as well as segregating duties to serve as a check and balance on employees’ integrity and to maintain the best control system possible.
●	The Company has centralized its accounting functions across all divisions. The goal of this process is to support the segregation of duties and to allow the Chief Financial Officer to focus on ensuring reporting packages, reconciliations, and other financial reports are accurate and timely reported.
●	A monthly operations and financial review is performed with key members of the management team, executive committee, and accounting team which has enhanced the timeliness, formality and rigor of our financial statement preparation, review and reporting process.
●	Routine account reconciliations for all key balance sheet accounts have been initiated. These account reconciliations are reviewed timely by an independent person.
●	The Company will engage an external, independent expert to review significant and/or complex accounting transactions, when appropriate, to ensure the proper accounting treatment is applied.

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

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the year ended December 31, 2024 as the Company continued to implement the remediation steps described above, we have not been able to fully document and test these controls to ensure their effectiveness over financial reporting during the year ended December 31, 2024, and thus cannot conclude that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

Please see the disclosure related to the winding down of our intellectual property monetization business included in ITEM 1 – BUSINESS, Overview, Strategic Business Plan, Exiting Unprofitable Business Lines, which information is incorporated in this Item 9B by reference.

DSS intends to hold its 2024 Annual Meeting of Stockholders at the end of the third quarter of 2025.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors as of the date of this report are as follows:

NAME	POSITION
Jason Grady Todd D. Macko Ambrose Chan Heng Fai José Escudero Wai Leung William Wu Tung Moe Chan Hiu Pan Joanne Wong Shui Yeung Frankie Wong Lim Sheng Hon Danny	Interim Chief Executive Officer Chief Financial Officer Director, Chairman Independent Director Lead Independent Director Director Independent Director Independent Director Director

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

Name	Age	Director/Officer Since	Principal Occupation or Occupations and Directorships

Jason Grady	50	2018

Since October 2024, Mr. Jason Grady has served as the Interim Chief Executive Officer (CEO) of the Company, driving its strategic vision, leadership, and overall performance. In this role, he steers the organization’s growth trajectory, ensuring profitability while aligning long-term objectives with operational execution. He leads executive teams, fosters innovation, and cultivates key relationships with the Board of Directors, investors, and strategic partners to propel the company forward.

Before stepping into the CEO role, Mr. Grady was the Company’s Chief Operating Officer (COO) since August 2019, where he streamlined operations, optimized business processes, and spearheaded new business development. Simultaneously, since July 2018, he has served as President of Premier Packaging Corporation, a leading folding carton and consumer packaging manufacturer and a wholly owned subsidiary of the Company. His leadership within the broader DSS ecosystem has been instrumental in driving business expansion and operational excellence.

From April 2010 to July 2018, Mr. Grady served as Vice President of Sales & Business Development, playing a pivotal role in accelerating revenue growth and expanding the Company’s market presence.

Prior to joining DSS, he held key leadership positions, including Vice President of Marketing at Parlec Corporation, Director of Business Development at Berlin Packaging Corporation, and sales and marketing executive at OutStart, Inc.

Mr. Grady holds a bachelor’s degree in Marketing and Communications and an MBA from the Rochester Institute of Technology.

Todd D. Macko	52	2020	Mr. Todd D. Macko was promoted to Chief Financial Officer on August 16, 2021. Mr. Macko previously served as the Interim Chief Financial Officer and Vice President of Finance of DSS. As the Interim Chief Financial Officer and Vice President of Finance, Mr. Macko’s responsibilities included assisting DSS’s Chief Executive Officer in all aspects of financial and regulatory reporting. In addition, his responsibilities included the day-to-day management of the Company’s Accounting and Finance team and the financial leadership in the directing and improving of the accounting, reporting, audit, and tax activities. Prior to his role as Vice President of Finance for the Company, Mr. Macko joined the wholly owned subsidiary of DSS, Premier Packaging Corporation in January 2019, as its Vice President of Finance. Mr. Macko is a Certified Public Accountant with over 25 years of public and corporate financial management, business leadership and corporate strategy. Mr. Macko brings a wealth of experience with strengths in financial planning and analysis, business process re-engineering, budgeting, merger and acquisitions, financial reporting systems, project evaluation and treasury and capital management. Prior to joining the Company, Mr. Macko served as the Corporate Controller for Baldwin Richardson Foods, a leading custom ingredients manufacturer for the food and beverage industry from November 2015 until January 2019. Prior to that, Mr. Macko served as the Controller for The Outdoor Group, LLC., Genesis Vision, Inc., Complemar Partners, Inc., and Level 3 Communications, Inc. Mr. Macko obtained is Bachelor of Science in Accounting from Rochester Institute of Technology.

José Escudero	49	2019

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

Mr. Escudero’s experience in mergers and acquisitions, corporate finance, and international trade along with his education in economics and finance and investment banking qualify him to serve on the Company’s Board of Directors and as a member of the Compensation and Management Resources Committee, the Nominating and Corporate Governance Committee, and the Audit Committee.

Wai Leung William Wu	58	2019

William Wu joined the Board of Directors of our company in November 2020. Mr. Wu has served as a member of the Board of Directors of HWH International Inc. (formerly known as Alset Capital Acquisition Corp.) since January 2022. Mr. Wu previously served as the executive director and chief executive officer of Power Financial Group Limited from November 2017 to January 2019. Mr. Wu has served as a member of the Board of Directors of DSS, Inc. since October of 2019. Mr. Wu has served as a director of Asia Allied Infrastructure Holdings Limited since February 2015. Mr. Wu previously served as a director and chief executive officer of RHB Hong Kong Limited from April 2011 to October 2017. Mr. Wu served as the chief executive officer of SW Kingsway Capital Holdings Limited (now known as Sunwah Kingsway Capital Holdings Limited) from April 2006 to September 2010. Mr. Wu holds a Bachelor of Business Administration degree and a Master of Business Administration degree of Simon Fraser University in Canada. He was qualified as a chartered financial analyst of The Institute of Chartered Financial Analysts in 1996.

Mr. Wu previously worked for a number of international investment banks and possesses over 29 years of experience in the investment banking, capital markets, institutional broking and direct investment businesses.

Mr. Wu demonstrates extensive knowledge of complex, cross-border financial matters highly relevant to our business, making him well-qualified to serve as an independent member of the board. Mr. Wu serves on our Audit Committee.

Tung Moe Chan	46	2020

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

Mr. Tung Moe Chan’s experience with the Company and experience with global business operations makes him an asset to the Board.

Shui Yeung Frankie Wong	54	2022

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

Hiu Pan Joanne Wong	56	2022	Ms. Joanne Wong has been Director and Responsible Officer (SFC), BMI Funds Management Limited since August 6, 2014. She has participated as the management role in fund administrator activities in A-Link Services Limited and Global Intelligence Trust Limited since 2020 and 2018. Ms. Joanne Wong graduated from The Chinese University of Hong Kong (CUHK) with an Honors Bachelor’s degree in Chemistry in 1999. She has expertise in an array of strategic, business, turnaround and regulatory matters spanning across several industries. Ms. Joanne Wong’s experience in turnaround and regulatory matters across several industries makes her an asset to the Board.

Lim Sheng Hon Danny	33	2023

Mr. Lim Sheng Hon Danny has served as director of the Company since 2023.

Mr. Danny Lim has served as Senior Vice President, Business Development and as Executive Director of Alset International Limited, a diversified holding company listed on the Catalist of the Singapore Exchange Securities Trading Limited, since 2020. Mr. Danny Lim has served as an Executive Director of Alset Inc., a Nasdaq listed company, since October 2022. Mr. Danny Lim has served as Chief Operating Officer of HWH International Inc., a Nasdaq listed company, since February 2024 and also serves as its Chief Strategy Officer. Mr. Lim Sheng Hon Danny has served as director of Value Exchange International Inc., an OTCQB listed company, since December 2023.

Mr. Danny Lim has over 8 years of experience in business development, merger & acquisitions, corporate restructuring and strategic planning and execution. Mr. Danny Lim manages the Group’s business development efforts, focusing on corporate strategic planning, merger and acquisition and capital markets activities. He oversees and ensures the executional efficiency of the Group and facilitates internal and external stakeholders on the implementation of the Group’s strategies. Mr. Danny Lim liaises with corporate partners or investment prospects for potential working/ investment collaborations, operational subsidiaries locally and overseas to augment close parent-subsidiary working relationship.

Mr. Danny Lim graduated from Singapore Nanyang Technological University with a Bachelor’s Degree with Honors in Business, specializing in Banking and Finance.

Ambrose Chan Heng Fai	80	2017

Mr. Ambrose Chan Heng Fai has served as director of the Company since January 2017 and as Executive Chairman of the Board since March 2019. He has also served as director of the Company’s wholly-owned subsidiaries, DSS International Inc. since July 2017, as the Chief Executive Officer of DSS Digital Transformation Limited and DSS Cyber Security Pte. Ltd. since July 2019.

Mr. Chan is an expert in banking and finance, with 45 years of experience in these industries. He has also restructured numerous companies in various industries and countries during the past 40 years.

Mr. Chan has served as Chairman of the Board and Chief Executive Officer of Alset Inc., a Nasdaq listed company, since March 2018. Mr. Chan has served as Chief Executive Officer of Alset International Limited, a diversified holding company listed on the Catalist of the Singapore Exchange Securities Trading Limited, since April 2014, and has served as director of that company since May of 2013. Mr. Chan has served as Chairman of the Board of HWH International Inc., a Nasdaq listed company, since October 2021. Mr. Chan has served as director of Hapi Metaverse Inc., a public company reporting to U.S. Securities and Exchange Commission since October 2014, as Chairman of the Board since December 2017 and served as the Acting Chief Executive Officer of Hapi Metaverse Inc. from August 2018 until September 2020, having previously served as Chief Executive Officer from December 2014 until June 2017. Mr. Chan has served as director of LiquidValue Development Inc., a public company reporting to U.S. Securities and Exchange Commission, since January 2017 and has served as its Chairman of the Board since December 2017. Mr. Chan has served as director of Sharing Services Global Corporation, an OTC Pink listed company, since April 2020 and has served as its Chairman of the Board since July 2021. Mr. Chan has served as director of Value Exchange International, Inc., an OTCQB listed company, since December 2021.

Mr. Chan served as a non-executive director of Holista CollTech Ltd., an ASX listed company, from July 2013 to June 2021. Mr. Chan served as a director of OptimumBank Holdings, Inc. from June 2018 to April 2022. Mr. Chan’s previous experiences include serving as Managing Chairman of Heng Fai Enterprises Limited (now known as Zensun Enterprises Limited), an investment holding company listed on the HKSE, from 1992 to 2015. Mr. Chan was formerly the Managing Director of SingHaiyi Group Ltd. (now known as SingHaiyi Group Pte. Ltd.), a property development company in Singapore which was listed on the Singapore Exchange Mainboard, from March 2003 to September 2013, and the Executive Chairman of China Gas Holdings Limited, a Hong Kong listed investor and operator of city gas pipeline infrastructure in China from 1997 to 2002. Mr. Chan served on the Board of RSI International Systems, Inc. (now known as ARCpoint, Inc.), a Toronto Stock Exchange-listed company, the developer of RoomKeyPMS, a web-based property management system, from June 2014 to February 2019. Mr. Chan has also served as a director of Global Medical REIT Inc., a healthcare facility real estate company, from December 2013 to July 2015. He was a director of American Housing REIT Inc. from October of 2013 to July of 2015. He served as a director of Skywest Ltd., a public Australian airline company from 2005 to 2006. Mr. Chan was a director of Global Med Technologies, Inc., a medical company engaged in the design, development, marketing and support information for management software products for healthcare-related facilities, from May 1998 until December 2005.

Mr. Chan’s international business contacts and experience qualify him to serve on our Board of Directors.

Board of Directors and Committees

The Company has determined that each of Mr. Wai Leung William Wu, Mr. Shui Yeung Frankie Wong, Ms. Hiu Pan Joanne Wong and Mr. José Escudero qualify as independent directors (as defined under Section 803 of the NYSE American LLC Company Guide).

In fiscal 2024, each of the Company’s independent directors attended or participated in approximately 95% or more of the aggregate of (i) the total number of meetings of the Board of Directors held during the period in which each such director served as a director and (ii) the total number of meetings held by all committees of the Board of Directors during the period in which each such director served on such committee. All directors attended last year’s annual general meeting. During the fiscal year ended December 31, 2024, the Board held three meetings and acted by written consent on seven occasions.

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

Mr. Frank D. Heuszel resigned from the Board on August 23, 2024. Mr. Heuszel did not resign from the Board as a result of any disagreement related to the Company’s operations, policies or practices.

Audit Committee

The Company has separately designated an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee held six meetings in 2023 and did not acted by written consent. The Audit Committee is responsible for, among other things, the appointment, compensation, removal and oversight of the work of the Company’s independent registered public accounting firm, overseeing the accounting and financial reporting process of the Company, and reviewing related person transactions. As of December 31, 2024 and December 31, 2023, the Audit Committee is comprised of Mr. Wu, who serves as Chairman of the Audit Committee, Mr. Wong, and Mr. Escudero. Each of Messrs. Wu and Escudero is qualified as a “financial expert” as defined in Item 407 under Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”). Mr. Wong is financially sophisticated. Each of Mr. Wu, Mr. Escudero and Mr. Wong is an independent director (as defined under Section 803 of the NYSE American LLC Company Guide). The Audit Committee operates under a written charter adopted by the Board of Directors, which can be found in the Investors/Corporate Governance section of our web site, www.dssworld.com.

Compensation and Management Resources Committee

The purpose of the Compensation and Management Resources Committee is to assist the Board in discharging its responsibilities relating to executive compensation, succession planning for the Company’s executive team, and to reviewing and making recommendations to the Board regarding employee benefit policies and programs, incentive compensation plans and equity-based plans. The Compensation and Management Resources Committee met twice in 2024. The Compensation and Management Resources Committee is responsible for, among other things, (a) reviewing all compensation arrangements for the executive officers of the Company and (b) administering the Company’s stock option plans. The Compensation and Management Resources Committee consists of Mr. Escudero, Mr. Wu and Mr. Wong, with Mr. Escudero as the Chairman. Each of the members of the Compensation and Management Resources Committee is an independent director (as defined under Section 803 of the NYSE American Company Guide). The Compensation and Management Resource Committee operates under a written charter adopted by the Board of Directors, which can be found in the Investors/Corporate Governance section of our web site, www.dsssecure.com. The duties and responsibilities of the Compensation and Management Resources Committee in accordance with its charter, are to review and discuss with management and the Board the objectives, philosophy, structure, cost and administration of the Company’s executive compensation and employee benefit policies and programs; no less than annually, review and approve, with respect to the Chief Executive Officer and the other executive officers (a) all elements of compensation, (b) incentive targets, (c) any employment agreements, severance agreements and change in control agreements or provisions, in each case as, when and if appropriate, and (d) any special or supplemental benefits; make recommendations to the Board with respect to the Company’s major long-term incentive plans applicable to directors, executives and/or non-executive employees of the Company and approve (a) individual annual or periodic equity-based awards for the Chief Executive Officer and other executive officers and (b) an annual pool of awards for other employees with guidelines for the administration and allocation of such awards; recommend to the Board for its approval a succession plan for the Chief Executive Officer, addressing the policies and principles for selecting a successor to the Chief Executive Officer, both in an emergency situation and in the ordinary course of business; review programs created and maintained by management for the development and succession of other executive officers and any other individuals identified by management or the Compensation and Management Resources Committee; review the establishment, amendment and termination of employee benefits plans, review employee benefit plan operations and administration; and any other duties or responsibilities expressly delegated to the Compensation and Management Resources Committee by the Board from time to time relating to the Committee’s purpose. The Compensation and Management Resources Committee may request any officer or employee of the Company or the Company’s outside counsel to attend a meeting of the Compensation and Management Resources Committee or to meet with any members of, or consultants to, the Compensation and Management Resources Committee. The Company’s Chief Executive Officer does not attend any portion of a meeting where the Chief Executive Officer’s performance or compensation is discussed, unless specifically invited by the Compensation and Management Resources Committee.

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

The Nominating and Corporate Governance Committee did not met during 2024 and did not act by written consent in 2024. The Nominating and Corporate Governance Committee operates under a written charter adopted by the Board of Directors, which can be found in the Investors/Corporate Governance section of our web site, www.dsssecure.com. The Nominating and Corporate Governance Committee adheres to the Company’s By-Laws provisions and Securities and Exchange Commission rules relating to proposals by stockholders when considering director candidates that might be recommended by stockholders, along with the requirements set forth in the committee’s Policy with Regard to Consideration of Candidates Recommended for Election to the Board of Directors, also available on our website. The Nominating and Corporate Governance Committee of the Board of Directors is responsible for identifying and selecting qualified candidates for election to the Board of Directors prior to each annual meeting of the Company’s stockholders. In identifying and evaluating nominees for director, the Committee considers each candidate’s qualities, experience, background and skills, as well as other factors, such as the individual’s ethics, integrity and values which the candidate may bring to the Board of Directors. Currently, the Nominating and Corporate Governance Committee does not have an explicit policy regarding diversity, however, when considering candidates nominees shall not be discriminated against based on race, religion, national origin, sex, disability or any other basis proscribed by applicable law.

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

Information about our Executive Officers

On April 17, 2019, Frank D. Heuszel became the Chief Executive Officer of the Company. Mr. Heuszel resigned his position as CEO on August 23, 2024. Mr. Heuszel’s resignation as the Chief Executive Officer does not reflect any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices On August 16, 2021, Todd D. Macko was appointed Chief Financial Officer of the Company. On July 15, 2019, Jason Grady was appointed Chief Operating Officer of the Company. Effective August 23, 2024, the Board of Directors of DSS, Inc. elected Mr. Grady as the Company’s new Interim Chief Executive Officer. The biographies for Messrs. Macko and Grady are contained herein in the information disclosures relating to the Company’s directors above.

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

To the Company’s knowledge, based solely upon review of the copies of such reports filed with the SEC and written representations that no other reports were required, during the fiscal year ended December 31, 2024 all Section 16(a) filing requirements applicable to the Company’s officers, directors and holders of more than ten percent of the Company’s common stock were satisfied.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned by each of the persons serving as the Company’s Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, referred to herein collectively as the “Named Executive Officers”, or NEOs, for services rendered to us for the years ended December 31, 2024 and 2023:

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)(2)	Total
Frank D. Heuszel, Chief Executive Officer (former)	2023	$260,000	268,000	-	-	-	-	147,196	$675,196
	2024	$193,012		-	-	-	-	82,130	$275,142
Jason Grady, Interim Chief Executive Officer, Chief Operating Officer	2023	$247,344	78,319	-	-	-	-	16,735	$342,398
	2024	$259,149	93,182	-	-	-	-	18,854	$371,185
Todd D. Macko, Chief Financial Officer	2023	$235,609	55,400	-	-	-	-	17,154	$308,163
	2024	$246,165	69,440	-	-	-	-	19,602	$335,207

(1)	As part of a consulting agreement Mr. Heuszel had with APB prior to becoming the CEO of the Company, he is compensated $120,000 annual for various responsibilities. This agreement was terminated in June 2024.
(2)	Includes health insurance premiums, retirement matching funds and automobile expenses paid by the Company.

Employment and Severance Agreements- DSS, Inc.

On December 12, 2023, Frank D. Heuszel, the Chief Executive Officer (“CEO”) of DSS, Inc. (the “Company”) and the Company executed a letter agreement (“Heuszel Interim Agreement”) pursuant to which Mr. Heuszel agreed to act as CEO of the Company on a month-to-month basis beginning January 1, 2024 until a new employment agreement is executed (the “Heuszel Interim Period”). Mr. Heuszel’s current employment agreement pursuant to which he serves as CEO expired on December 31, 2023. Mr. Heuszel resigned as the CEO of DSS in August 2025.

On December 15, 2023, Jason Grady, the Chief Operating Officer (“COO”) of the Company and the Company executed a letter agreement (the “Grady Interim Agreement”) pursuant to which Mr. Grady agreed to act as COO of the Company on a month-to-month basis beginning January 1, 2024 until a new employment agreement is executed (the “Grady Interim Period”). Mr. Grady’s current employment agreement pursuant to which he serves as COO expired on December 31, 2023. In accordance with the Grady Interim Agreement, Mr. Grady will continue to act as COO until either a new employment agreement is successfully negotiated and executed or if the Grady Interim Agreement is terminated by either party by giving one month’s written notice to the other party. In October of 2024, Mr. Grady was named Interim CEO of DSS and serves in that roll on a month-to-month until a new employment agreement is executed. Mr. Grady’s base salary is $277,000 per annum, which will be payable to him monthly in arrears. There will be no bonus accrued or payable during the Grady Interim Period.

Also on December 15, 2023, Todd Macko, the Chief Financial Officer (“CFO”) of the Company and the Company executed a letter agreement (the “Macko Interim Agreement”) pursuant to which Mr. Macko agreed to act as CFO of the Company on a month-to-month basis beginning January 1, 2024 until a new employment agreement is executed (the “Macko Interim Period”). Mr. Macko’s current employment agreement pursuant to which he serves as CFO expired on December 31, 2023. In accordance with the Macko Interim Agreement, Mr. Macko will continue to act as CFO until either a new employment agreement is successfully negotiated and executed or if the Macko Interim Agreement is terminated by either party by giving one month’s written notice to the other party. Pursuant to the Macko Interim Agreement, Mr. Macko’s base salary is $264,000 per annum, which will be payable to him in accordance with the payroll policies of the Company.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2024, there were no outstanding equity awards to our Named Executive Officers.

Director Compensation

The following table sets forth cash compensation and the value of stock options awards granted to the Company’s non-employee independent directors for their service in 2024:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation (2)	Total
Current Directors
Heng Fai Ambrose Chan	$-	$-	$-	$-
Jose Escudero	$25,450	$-	$-	$25,450
William Wu	$25,450	$-	$-	$25,450
Tung Moe Chan	$-	$-	$382,500	$382,500
Joanne Wong	$22,500	$-	$-	$22,500
Wong Shui Yueng	$25,450	$-	$-	$25,450
Lim Sheng Hon, Danny	$-	$-	$50,000	$50,000

(2) Mr. Chan has consulting agreements with DSS which pays him $120,000 annual and AMRE which paid him $262,500 during 2024 (this agreement was terminated in 2024). Mr. Lim has a consulting agreement with DSS which pays him $50,000 annually.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth beneficial ownership of Common Stock as of February 26, 2025 by each person known by the Company to beneficially own more than 5% of the Common Stock, each director and each of the executive officers named in the Summary Compensation Table (see “Executive Compensation” above), and by all of the Company’s directors and executive officers as a group. Each person has sole voting and dispositive power over the shares listed opposite his name except as indicated in the footnotes to the table and each person’s address is c/o DSS, Inc., 275 Wiregrass Parkway, West Henrietta, New York 14586.

For purposes of this table, beneficial ownership is determined in accordance with the Securities and Exchange Commission rules, and includes investment power with respect to shares owned and shares issuable pursuant to warrants for February 26, 2025.

The percentages of shares beneficially owned are based on 9,092,518 shares of our Common Stock issued and outstanding as of March 24, 2025, and is calculated by dividing the number of shares that person beneficially owns by the sum of (a) the total number of shares outstanding on March 24, 2025, plus (b) the number of shares such person has the right to acquire within 60 days of March 24, 2025.

		Percentage of
	Number of Shares	Outstanding Share
Name	Beneficially Owned	Beneficially Owned
Heng Fai Ambrose Chan (1)	5,148,664	56.6%
José Escudero	51	*
Frank D. Heuszel	65,639	*
Wai Leung William Wu	-	*
Jason Grady	125	*
Todd D. Macko	83	*
Lim Sheng Hon Danny	-	*
Tung Moe Chan	-	*
Frankie Wong	-	*
Joanne Wong	-	*
All officers and directors as a group (8 persons)	5,214,563	57.4%

5% Shareholders
Alset International limited	1,068,309	11.7%
Alset, Inc.	2,581,268	28.4%

* Less than 1%.

(1)	The beneficial ownership of Heng Fai Chan includes 5,148,664 shares of common stock, consisting of (a) 1,002,978 shares of common stock held by Heng Fai Holdings Limited, an entity controlled by Heng Fai Chan; (b) 184,475 shares of common stock held by Heng Fai Chan directly; (C) 311,634 shares of common stock held by Global Biomedical Pte. Ltd.; and (d) 1,068,309 shares of common stock held by Alset International Limited (e) 2,581,268 shares of common stock held by Alset Inc.

Equity Compensation Plans Information

The following table sets forth information about our equity compensation plans as of December 31, 2024.

	Restricted stock to be issued upon vesting	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (under equity compensation Plans (excluding securities reflected in column (a & b))

Plan Category	(a)	(b)	(c)	(d)
Equity compensation plans approved by security holders
2013 Employee, Director and Consultant Equity Incentive Plan - options	-	-	$-	-

2013 Employee, Director and Consultant Equity Incentive Plan - warrants	-	-	$-	-

2020 Employee, Director and Consultant Equity Incentive Plan	-	-	-	814,184

Total	-	-	$-	814,184

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

The Company owns 127,179,291 shares or approximately 4% of the outstanding shares of Alset International Limited (“Alset Intl”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. This investment is classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of December 31, 2024, and December 31, 2023, was approximately $2,518,000 and $3,269,000 respectively. During the year ended December 31, 2024 and December 31, 2023, the Company recorded unrealized loss on this investment of approximately $750,000 and unrealized loss of $50,000, respectively.

On August 29, 2022, DSS Financial Management Inc and BMI Capital, Inc. (“BMIC”), a related party, entered into a promissory note (“Note 8”) in the principal sum of $100,000 with interest of 8%, is due in three quarterly installments beginning on September 14, 2022. All unpaid principal and interest is due on August 29, 2025. The outstanding principal and interest at December 31, 2024 approximated $86,000, and was fully reserved for as of December 31, 2024. At December 31, 2023, the balance approximated $100,000 of which $76,000 is included in the Current portion of notes receivable and $24,000 is included in the long-term portion of notes receivable. DSS owns 24.9% of the outstanding common shares of BMIC.

On May 8, 2023, DSS Financial Management Inc and BMIC entered into a promissory note (“Note 9”) in the principal sum of $102,000 with interest at the prime rate plus 2% (10.5% at September 30, 2024 and December 31, 2023) with a maturity date of May 7, 2026. The outstanding principal and interest at December 31, 2024 approximated $110,000, and was fully reserved for as of December 31, 2024. At December 31, 2023 approximates $107,000 with approximately $53,000 of principal and accrued interest classified as Current portion notes receivable, and the remaining balance of approximately $54,000 is recorded as notes receivable, on the accompanying consolidated balance sheet. DSS owns 24.9% of the outstanding common shares of BMIC.

On July 26, 2022, APF and VEII, Inc. (“VEII”) entered into a promissory note (“Note 10”) in the principal sum of $1,000,000 with interest of 8% with all unpaid principal and interest due on July 26, 2024. This note was amended so that all unpaid principal and interest is due July 26, 2025. The outstanding principal and interest on September 30, 2024 approximates $959,000, and is included in notes receivable on the accompanying consolidate balance sheet. Approximately $480,000 of Note 10 was reserved for as of March 31, 2024. No additional reserve was deemed necessary as of December 31, 2024. The outstanding principal and interest on December 31, 2023, approximates $939,000, net of $20,000 of unamortized origination fees and is included in notes receivable on the accompanying consolidate balance sheet. Heng Fai Ambrose Chan, the Chairman of DSS, Inc is also the on the board of directors of VEII.

On October 13, 2021, LVAM entered into loan agreement with BMIC (“BMIC Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be adjusted at the maturity date. The BMIC Loan matures on October 12, 2022, and contains an auto renewal period of three months. As of December 31, 2024 and December 31, 2023, $463,000 and $547,000, respectively, are included in Current portion of long-term debt, net on the consolidated balance sheet.

On October 13, 2021, LVAM entered into a loan agreement with Lee Wilson Tsz Kin (“Wilson Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be calculated at the maturity date. The Wilson Loan matures on October 12, 2022, and contains an auto renewal period of nine months. This loan was funded during March 2022. As of December 31, 2024 $145,000 is included in the Current portion of long-term debt, net on the consolidated balance sheet. As of December 31, 2023 $2,131,000 is included in the Current portion of long-term debt, net on the consolidated balance sheet.

On December 10, 2024, DSS entered into a securities purchase agreement with Alset Inc., a related party, pursuant to which the Company agreed to sell and issue in a private placement an aggregate of 820,597 shares of the Company’s common stock for approximately $803,000.

On December 10, 2024, DSS entered into a securities purchase agreement with Heng Fai Ambrose Chan, the Chaiman of the Board of Directors and a related party, pursuant to which the Company agreed to sell and issue in a private placement an aggregate of 205,149 shares of the Company’s common stock for approximately $197,000.

On February 6, 2025, as a bonus for compensation awarded to Heng Fai Holdings Limited (“HFHL”), a Hong Kong Company, which is beneficially owned by Mr. Heng Fai Ambrose Chan, Director of DSS, Inc., and pursuant to DSS, Inc’s. 2020 Employee, Director and Consultant Equity Incentive Plan (the “Plan”), HFHL was awarded 1,000,000 shares of the Company’s common stock under the Plan, for services rendered. The issuance was approved by the board of directors on January 31, 2025.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K/A, the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. The aggregate fees billed for professional services rendered by our independent public accounting firm, Grassi & Co. CPAs, P.C., Jericho, NY, for audit and review services for the fiscal year ended December 31, 2024 were approximately $365,000. The aggregate fees billed for professional services rendered by Grassi & Co for audit and review services for the fiscal year ended December 31, 2023 was approximately $365,000.

All Other Fees

There were fees billed for professional services rendered by our principal accountant, Grassi & Co. CPAs, P.C., associated with the Company’s S-1, 10-Q and 10-K filings for Impact BioMedical approximating $33,000 for the years ended December 31, 2024 and 2023.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

The Company’s Audit Committee Charter requires that the Audit Committee establish policies and procedures for pre-approval of all audit or permissible non-audit services provided by the Company’s independent auditors. Our Audit Committee approved, in advance, all work performed for year ended December 31, 2024 by our principal accountant, Grassi & Co. CPAs, P.C. The Audit Committee may establish, either on an ongoing or case-by-case basis, pre-approval policies and procedures providing for delegated authority to approve the engagement of the independent registered public accounting firm, provided that the policies and procedures are detailed as to the particular services to be provided, the Audit Committee is informed about each service, and the policies and procedures do not result in the delegation of the Audit Committee’s authority to management. In accordance with these procedures, the Audit Committee pre-approved all services performed by Grassi & Co. CPAs, P.C.

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

DSS, INC.

March 31, 2025	By:	/s/ Jason Grady
Jason Grady
Interim Chief Executive Officer
(Principal Executive Officer)

March 31, 2025	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2025	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer (Principal Financial and Accounting Officer)

March 31, 2025	By:	/s/ Jason Grady
Jason Grady Interim Chief Executive Officer

March 31, 2025	By:	/s/ Heng Fai Ambrose Chan
Heng Fai Ambrose Chan Chairman of the Board and CEO of DSS International, Inc.

March 31, 2025	By:	/s/ Hiu Pan Joanne Wong
Hiu Pan Joanne Wong Director

March 31, 2025	By:	/s/ José Escudero
José Escudero Director

March 31, 2025	By:	/s/ Shui Yeung Frankie Wong
Shui Yeung Frankie Wong Director

March 31, 2025	By:	/s/ Tung Moe Chan
Tung Moe Chan
Director

March 31, 2025	By:	/s/ Lim Sheng Hon Danny
Lim Sheng Hon Danny
Director

March 31, 2025	By:	/s/ Wai Leung William Wu
William Wu Director

