Form 10-Q
period 2025-03-31
DSS, INC.
filed 2025-05-15
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 12, 2025 there were 9,092,518 shares of the registrant’s common stock, $0.02 par value, outstanding.

DSS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2025 (unaudited)	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$10,832,000	$11,431,000
Restricted cash	143,000	-
Accounts receivable, net	2,627,000	3,068,000
Inventory, net	2,499,000	2,442,000
Assets held for sale	35,440,000	45,158,000
Current portion of notes receivable	256,000	240,000
Current portion of notes receivable - related party	284,000	337,000
Prepaid expenses and other current assets	741,000	1,141,000
Total current assets	52,822,000	63,817,000

Property, plant and equipment, net	5,238,000	5,381,000
Other investments	500,000	500,000
Investment, equity method	126,000	129,000
Marketable securities	6,480,000	9,211,000
Notes receivable, net	-	17,000
Notes receivable - related party, net	66,000	112,000
Other assets	579,000	162,000
Right-of-use assets	6,288,000	6,465,000
Goodwill	1,769,000	1,769,000
Other intangible assets, net	18,567,000	18,890,000
Total assets	$92,435,000	$106,453,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,431,000	$2,793,000
Accrued expenses and deferred revenue	2,290,000	2,651,000
Other current liabilities	1,858,000	4,193,000
Current portion of lease liability	584,000	606,000
Current portion of long-term debt, net	485,000	642,000
Current portion of long-term debt on assets held-for-sale, net	45,794,000	53,534,000
Current portion of long-term debt - related party, net	606,000	609,000
Total current liabilities	54,048,000	65,028,000

Long-term debt, net	2,398,000	2,398,000
Long term lease liability	6,168,000	6,311,000

Total liabilities	62,614,000	73,737,000

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock, $.02 par value; 47,000 shares authorized, zero shares issued and outstanding (zero on December 31, 2024); Liquidation value $1,000 per share, zero aggregate. zero on December 31, 2024).	-	-
Common stock, $.02 par value; 200,000,000 shares authorized, 9,092,518 shares issued and outstanding (8,092,518 on December 31, 2024)	182,000	161,000
Additional paid-in capital	325,530,000	323,150,000
Accumulated deficit	(307,849,000)	(303,072,000)
Total stockholders’ equity of the Company	17,863,000	20,239,000
Non-controlling interest in subsidiaries	11,958,000	12,477,000
Total stockholders’ equity	29,821,000	32,716,000

Total liabilities and stockholders’ equity	$92,435,000	$106,453,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Revenue:
Printed products	$3,998,000	$3,073,000
Rental income	714,000	400,000
Net investment income	21,000	95,000
Commission revenue	221,000	303,000
Total revenue	4,954,000	3,871,000

Costs and expenses:
Cost of revenue	5,187,000	4,990,000
Selling, general and administrative (including stock based compensation)	3,493,000	3,561,000
Total costs and expenses	8,680,000	8,551,000
Operating loss	(3,726,000)	(4,680,000)

Other income (expense):
Interest income	9,000	107,000
Other income	4,000	21,000
Interest expense	(33,000)	(48,000)
Loss on equity method investment	(3,000)	(1,000)
Loss on investments	(930,000)	(189,000)
Provision for loan losses	-	(294,000)
Loss on sale of real estate	(684,000)	-
Loss from operations before income taxes	(5,363,000)	(5,084,000)

Income tax benefit (expense)	67,000	(25,000)
Net loss	$(5,296,000)	$(5,109,000)

Loss from operations attributed to noncontrolling interest	519,000	1,037,000

Net loss attributable to DSS common stockholders	$(4,777,000)	$(4,072,000)

Loss per common share attributable to common stockholders
Basic	$(0.55)	$(0.58)
Diluted	$(0.55)	$(0.58)

Shares used in computing loss per common share:
Basic	8,685,925	7,066,772
Diluted	8,685,925	7,066,772

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(unaudited)

	2025	2024
Cash flows from operating activities:
Net loss	$(5,296,000)	$(5,109,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	523,000	582,000
Stock based compensation	2,000	-
Issuance of common stock for bonus	870,000	-
Stock based payments for professional services	29,000	-
Loss on equity method investment	3,000	1,000
Loss on investments	925,000	189,000
Loss on sale of real estate	250,000	-
Change in ROU assets	177,000	184,000
Change in inventory obsolescence	(21,000)	-
Accrued interest on notes payable	985,000	-
Provision for loan loss recoveries	(21,000)	-
Impairment of notes receivable	-	763,000
Decrease (increase) in assets:
Accounts receivable	441,000	1,347,000
Inventory	(36,000)	(808,000)
Assets held for sale	(32,000)	-
Prepaid expenses and other current assets	400,000	36,000
Other assets	(417,000)	(36,000)
Increase (decrease) in liabilities:
Accounts payable	(362,000)	430,000
Accrued expenses	(364,000)	489,000
Change in ROU liabilities	(165,000)	(167,000)
Other liabilities	471,000	(51,000)
Net cash used by operating activities	(1,638,000)	(2,150,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(52,000)	(3,000)
Sale of real estate	9,500,000	-
Purchase of investment	(1,000,000)	(31,000)
Sale of investment, related party	1,500,000	-
Sale of marketable securities	2,806,000	1,160,000
Payments received on notes receivable	122,000	3,971,000
Net cash provided by investing activities	12,876,000	5,097,000

Cash flows from financing activities:
Payments of long-term debt	(8,997,000)	(1,062,000)
Payments on margin loans	(2,806,000)	-
Borrowings of long-term debt	109,000	752,000
Net cash used by financing activities	(11,694,000)	(310,000)

Net increase (decrease) in cash	(456,000)	2,637,000
Cash and cash equivalents at beginning of period	11,431,000	6,615,000

Cash and cash equivalents and restricted cash at end of period	$10,975,000	$9,252,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total DSS	Non- controlling Interest in
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Subsidiary	Total

Balance, December 31, 2023	7,067,772	$140,000	-	$-	$319,963,000	$(256,176,000)	$63,927,000	$19,286,000	$83,213,000

Net loss	-	-	-	-	-	(4,072,000)	(4,072,000)	(1,037,000)	(5,109,000)
Balance, March 30, 2024	7,067,772	$140,000	-	$-	$319,963,000	$(260,248,000)	$59,855,000	$18,249,000	$78,104,000

Balance, December 31, 2024	8,092,518	$161,000	-	$-	$323,150,000	$(303,072,000)	$20,239,000	$12,477,000	$32,716,000

Issuance of common stock, net of expenses - Impact BioMedical, Inc.	-	1,000	-	-	1,499,000	-	1,500,000	-	1,500,000
Issuance of common stock for bonus	963,567	20,000	-	-	850,000	-	870,000	-	870,000
Stock based payments for professional services rendered	36,433	-	-	-	29,000	-	29,000	-	29,000
Stock based payments	-	-	-	-	2,000	-	2,000	-	2,000
Net loss	-	-	-	-	-	(4,777,000)	(4,777,000)	(519,000)	(5,296,000)
Balance, March 31, 2025	9,092,518	$182,000	-	$-	$325,530,000	$(307,849,000)	$17,863,000	$11,958,000	$29,821,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

DSS, Inc. (together with its consolidated subsidiaries, referred to herein as “DSS,” “we,” “us,” “our” or the “Company”) currently operates five (5) distinct business lines with operations and locations around the globe. These business lines are: (1) Product Packaging, (2) Biotechnology, (3) Commercial Lending, (4) Securities and Investment Management, (5) Direct Marketing.

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

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments, unless otherwise indicated) necessary to present fairly our consolidated financial position as of March 31, 2025 and December 31, 2024, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K, for the fiscal year ended December 31, 2024 (“Form 10-K/A”), and our other reports on file with the Securities and Exchange Commission (the “SEC”).

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

Reclassifications - Cost associated with Professional fees approximating $133,000 for the three months ended March 31, 2024 have been reclassified to Research and development to conform with current period presentation.

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

At March 31, 2025, December 31, 2024, and January 1, 2024 the Company established a reserve for credit losses of approximately $1,013,000, $1,613,000, and $2,494,000, respectively. Accounts receivable, net at March 31, 2025, December 31, 2024, and January 1, 2024 was $2,627,000, $3,068,000, and $3,994,000, respectively. The Company does not accrue interest on past due accounts receivable.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk because of any non-performance by the financial institutions. As of March 31, 2025, one customer accounted for approximately 30% of our consolidated revenue and two customers accounted for approximately 35% and 11% of our trade accounts receivable balance. As of March 31, 2025 one vendor accounted for approximately 13% of our cost of revenue.

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

Allowance For Loans And Lease Losses - ASC Topic 326 which requires an allowance for credit losses to be deducted from the amortized cost basis of financial assets to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. Assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. After the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans. At March 31, 2025, December 31, 2024, and January 1, 2024 the Company established a reserve for credit losses of approximately $1,013,000, $1,613,000, and $2,494,000, respectively.

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

Inventory – Inventories consist primarily of paper, pre-printed security paper, paperboard, fully prepared packaging, air filtration systems, and health and beauty products which and are stated at the lower of cost or net realizable value on the first-in, first-out (“FIFO”) method. Packaging work-in-process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items. An allowance for obsolescence of approximately $159,000 and $180,000 associated with the inventory at our Premier subsidiary for March 31, 2025, and December 31, 2024, respectively. Write-downs and write-offs are charged to cost of revenue.

Investments in real estate, net – Acquisition of assets are recorded at their relative fair value based on total accumulated costs of the acquisition. Direct acquisition-related costs are capitalized as a component of the acquired assets. This includes all costs related to finding, analyzing and negotiating a transaction. The allocation of the purchase price is an area that requires judgment and significant estimates. Tangible and intangible assets include land, building and improvements, furniture, fixtures and equipment, acquired above market and below market leases, in-place lease value (if applicable). Acquisition date fair values of assets and assumed liabilities are determined based on replacement costs, appraised values, and estimated fair values using methods similar to those used by independent appraisers and that use appropriate discount and/or capitalization rates and available market information. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Depreciation, amortization, cost to maintain and secure the buildings as well as interest incurred on the loans to procure the real estate are included in Cost of revenue on the accompanying Condensed consolidated statement of operations. During 2023, the land and buildings related to AMRE LifeCare and AMRE Winter Haven were reclassified to Assets held for sale. During 2024, the land and buildings related to AMRE Shelton were reclassified to Assets held for sale.

Assets held for sale – The Company has several buildings and associated land for sale as of March 31, 2025. The balance associated with AMRE LifeCare was approximately $24,722,000, AMRE Shelton was approximately $6,322,000 and AMRE Winter Haven was approximately $4,396,000.

Intangible Assets - The estimated fair values of acquired intangibles are generally determined based upon future economic benefits such as earnings and cash flows. Acquired identifiable intangible assets are recorded at fair value and are amortized over their estimated useful lives. Acquired intangible assets with an indefinite life are not amortized but are reviewed for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the carrying amounts of those assets are below their estimated fair values. Impairment is tested under ASC 350 No circumstances or events have occurred since the most recent analysis that would indicate the need for an impairment is needed for the three months ended March 31, 2025.

Goodwill – Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. FASB ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after completing the assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will proceed to a quantitative test. The Company may also elect to perform a quantitative test instead of a qualitative test for any or all of our reporting units. The test compares the fair value of an entity’s reporting units to the carrying value of those reporting units. This quantitative test requires various judgments and estimates. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. The Company performed its annual goodwill impairment test as of December 31, 2024, and no impairment was deemed necessary for the goodwill associated with Premier Packaging Company of approximately $1,769,000, however an impairment of Impact BioMedical goodwill was deemed necessary of approximately $25,093,000. No circumstances or events have occurred since the most recent analysis that would indicate the need for an impairment is needed for the three months ended March 31, 2025.

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

Loss Per Common Share - The Company presents basic and diluted (loss) earnings per share. Basic (loss) earnings per share reflect the actual weighted average of shares issued and outstanding during the period. Diluted (loss) earnings per share are computed including the number of additional shares from outstanding warrants, stock options and preferred stock that would have been outstanding if dilutive potential shares had been issued and is calculated utilizing the treasury stock method. In a loss period, the calculation for basic and diluted (loss) earnings per share is the same, as the impact of potential common shares is anti-dilutive. For the three months ended March 31, 2025 and 2024, there were no potential dilutive instruments issued and outstanding.

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

The Company adopted Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Accounting for Income Taxes, effective for the fiscal year beginning January 1, 2025. The Company applied the updated guidance during the interim period for the quarter ended March 31, 2025, in accordance with the modified retrospective approach. ASU 2023-09 enhances guidance on income tax accounting, with a focus on tax law changes, the allocation of tax credits, and the treatment of uncertain tax positions. Due to the Company’s ongoing operating losses and significant net operating loss (NOL) carry forwards, the Company does not perform quarterly tax provisions. As a result, the adoption of ASU 2023-09 did not result in any immediate material impact on the Company’s consolidated financial statements. The Company has continued to evaluate its deferred tax asset position, with the full utilization of its NOL carryforwards remaining dependent on the availability of future taxable income. Since no taxable income has been generated, and in light of the continued operating losses, there was no adjustment recorded to retained earnings upon the adoption of ASU 2023-09. The Company will continue to monitor its tax positions and NOL utilization, making adjustments to its deferred tax asset valuation allowance as needed in future periods.

Going Concern – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. While the Company has approximately $10.8 million in cash, the Company has incurred operating losses as well as negative cash flows from operating and investing activities over the past two years. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

Aside from its $10.8 million in cash as of March 31, 2025, to continue as a going concern, the Company can generate operating cash through the sale of its $6.5 million of Marketable Securities. To continue as a going concern, The Company has also taken steps to sell its real estate holdings assets of AMRE LifeCare, Winter Haven, and Shelton located in Texas, Pennsylvania, Florida, and Connecticut. These properties approximate $35.4 million in assets and are identified on the accompanying balance sheet as Held for Sale. In addition, the Company has taken steps, and will continue to take measures, to materially reduce the expenses and cash burn at all corporate and business line levels.

Recently Issued Accounting Pronouncements — The Financial Accounting Standards Board (FASB) issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. There are several new accounting pronouncements issued by FASB which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company.

The Company adopted ASC Topic 280, Segment Reporting, as part of the updates to the segment reporting requirements under GAAP. The new guidance requires the identification of operating segments and their aggregation based on similar economic characteristics, and for those segments to be reported consistent with the internal management reporting structure used by the chief operating decision maker (CODM). As a result of this adoption, the Company has assessed its operating segments and has realigned its segment reporting to more accurately reflect how its management team evaluates performance and makes strategic decisions. The adoption of Topic 280 did not result in a change to the Company’s segment structure or to the method used to allocate resources among segments.

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

As of March 31, 2025, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Sales Commissions

Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. There were no sales commissions capitalized as of March 31, 2025 or March 31, 2024.

Shipping and Handling Costs

Costs incurred by the Company related to shipping and handling are included in cost of products sold. Amounts charged to customers relating to these costs are reflected as revenue.

See Note 14 for disaggregated revenue information.

3. Inventory

Inventory consisted of the following as of:

	March 31, 2025	December 31, 2024
Finished Goods	$1,847,000	$1,857,000
Work in Process	140,000	345,000
Raw Materials	671,000	420,000
	$2,658,000	2,622,000
Less allowance for obsolescence	(159,000)	(180,000)
	$2,499,000	$2,442,000

4. Notes Receivable

Note 1

On May 14, 2021, DSS Pure Air, Inc. a subsidiary of the Company entered a convertible promissory note (“Note 1”) with Puradigm, Inc. (“Puradigm”), a company registered in the state of Texas. Note 1 has an aggregate principal balance up to $5,000,000, to be funded at the request of Puradigm. Note 1, which incurs interest at a rate of 6.65% due quarterly, has a maturity date of May 1, 2023. Note 1 contains an optional conversion clause that allows the Company to convert all, or a portion of all, into newly issued member units of Puradigm with the maximum principal amount equal to 18% of the total equity position of Puradigm at conversion. The outstanding principal and interest as of March 31, 2025 and December 31, 2024, approximated $5,544,000. As of March 31, 2025 and December 31, 2024 and the Company has a reserve of $5,544,000 against the principal and interest outstanding.

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

Note 3

On October 25, 2021, APF entered into a loan agreement (“Note 3”) with Asili, LLC. (“Asili”), a company registered in the state of Utah. Note 3 has an initial aggregate principal balance up to $1,000,000, to be funded at the request of Asili, with an option to increase the maximum principal borrowing to $3,000,000. Note 3, which incurs interest at a rate of 8.0% with principal and interest due at the maturity date of October 25, 2022. This note contains an optional conversion feature allowing APF to convert the outstanding principal to a 10% membership interest. APF, as holder of Note 3, has the right to elect one member to the Board of Managers. This note is in default and the outstanding principal and interest of approximately $884,000 is fully reserved for as of March 31, 2025 and December 31, 2024.

Note 4

On December 28, 2021, APF entered into a promissory note (“Note 4”) with WestPark Capital Group, LLC. (“WestPark”), a company registered in the state of California. Note 4 has a principal balance of $700,000. Note 4, which incurs interest at a rate of 12.0% with principal and interest due at the maturity date of December 28, 2022. On December 29, 2022, the maturity date of this note was extended to May 31, 2023. On November 27, 2023, the parties to Note 4 agreed to modify the payment terms of the note to be monthly payments of $50,000 until the outstanding principal and interest are paid in full. The outstanding principal and interest was paid in full during 2024.

Note 5

On January 24, 2022, APF and an individual entered into a promissory note (“Note 5”) in the principal sum of $100,000 with interest of 6%, due annually, and maturing in January 2024. The outstanding principal and interest at March 31, 2025, and December 31, 2024 approximated $18,000 and $17,000, respectively and is and is included in Current portion of notes receivable on the accompanying consolidate balance sheet.

Note 6

On March 2, 2022, APF and WUURII Commerce, Inc. (“WUURII”), a corporation organized under the laws of the Republic of Korea entered into a promissory note (“Note 6”). Under the terms of Note 6, APF at its discretion, may lend up to the principal sum of $893,000 with an interest rate of 8%, and matured in March 2024 and was extended to April 2025, with interest payable quarterly. The outstanding principal and interest at March 31, 2025, and December 31, 2024 is $465,000 and $468,000, respectively. As of March 31, 2025 the Company has a reserve of $234,000 against the principal and interest outstanding. This loan is currently in default and terms are currently being re-negotiated.

Note 7

On May 9, 2022, DSS PureAir and Puradigm entered into a promissory note (“Note 7”) in the principal sum of $210,000 with interest of 10%, is due in three quarterly installments beginning on August 9, 2022, with the first two payment consisting of interest only. All unpaid principal and interest are due on February 9, 2023. This loan is currently in default and terms are currently being re-negotiated. The outstanding principal and interest at March 31, 2025 and December 31, 2024 approximates $224,000. This note was fully reserved for as of March 31, 2025 and December 31, 2024.

Note 8, related party

On August 29, 2022, DSS Financial Management Inc and BMI Capital, Inc. (“BMIC”), a related party, entered into a promissory note (“Note 8”) in the principal sum of $100,000 with interest of 8%, is due in three quarterly installments beginning on September 14, 2022. All unpaid principal and interest is due on August 29, 2025. The outstanding principal and interest at March 31, 2025, and December 31, 2024 approximated $83,000, and was fully reserved for as of March 31, 2025 and December 31, 2024. DSS owns 24.9% of the outstanding common shares of BMIC.

Note 9, related party

On May 8, 2023, DSS Financial Management Inc and BMIC entered into a promissory note (“Note 9”) in the principal sum of $102,000 with interest at the prime rate plus 2% with a maturity date of May 7, 2026. The outstanding principal and interest at March 31, 2025, and December 31, 2024 approximated $110,000, and was fully reserved for as of March 31, 2025 and December 31, 2024. DSS owns 24.9% of the outstanding common shares of BMIC.

Note 10, related party

On July 26, 2022, APF and VEII, Inc. (“VEII”) entered into a promissory note (“Note 10”) in the principal sum of $1,000,000 with interest of 8% with all unpaid principal and interest due on July 26, 2024. This note was amended so that all unpaid principal and interest is due July 26, 2025. The outstanding principal and interest as of March 31, 2025 and December 31, 2024 approximates $930,000. This note was fully reserved for as of March 31, 2025 and December 31, 2024. Heng Fai Ambrose Chan, the Chairman of DSS, Inc is also the on the board of directors of VEII.

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

The outstanding principal and interest as of March 31, 2025, and December 31, 2024 was approximately $200,000 and $201,000, respectively. As of March 31, 2025, approximately $200,000 is classified in Current notes receivable. As of December 31, 2024, $184,000 is classified in Current notes receivable and the remaining $17,000 is classified as Notes receivable on the accompanying consolidated balance sheet.

Note 12

On June 27, 2023, Decentralized Sharing Systems, Inc. and Stemtech Corporation (“Stemtech”) entered into a convertible promissory note (“Note 12”) in the principal sum of $1,400,000 with a discount of $300,000 and interest rate of 10% and maturity date of September 1, 2024. The outstanding principal, interest, and associated discount was fully reserved for as of March 31, 2025 and December 31, 2024.

Note 13

On March 31,2023, DSS Biohealth Security, Inc and an individual entered into a promissory note (“Note 13”) in the principal sum of $140,000 and interest rate floating daily to Wall Street Journal Prime rate per annum with the total outstanding principal and interest due at the maturity date of March 31, 2025. As of March 31, 2025 and December 31, 2024, the outstanding principal and interest approximated $135,000. This balance was fully reserved for at March 31, 2025 and December 31, 2024.

Note 14

On August 29, 2024, APF entered into a promissory note (“Note 14”) with WestPark. Note 14 has a principal balance of $459,000. Note 14, which incurs interest at a rate of 10.0% with principal and interest due at the maturity date of April 27, 2026. On November 1, 2024, monthly payments of approximately $28,000 are due with any unpaid interest and principal due at maturity. As of March 31, 2025, the outstanding principal and interest approximates $350,000, of which $284,000 is classified as Current notes receivable and the remaining $66,000 is classified as Notes receivable on the accompanying consolidated balance sheet. As of December 31, 2024, the outstanding principal and interest approximates $450,000, of which $337,000 is classified as Current notes receivable and the remaining $113,000 is classified as Notes receivable on the accompanying consolidated balance sheet.

5. Financial Instruments

Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following tables show the Company’s cash, cash equivalents, restricted cash, and marketable securities by significant investment category as of:

	March 31, 2025
	cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$10,427,000	$-	$10,427,000	$10,427,000	$-
Restricted Cash	143,000	-	143,000	143,000
Level 1
Money Market Funds	405,000		405,000	405,000	-
Marketable Securities	23,711,000	(17,231,000)	6,480,000	-	6,480,000
Total	$34,686,000	$(17,231,000)	$17,455,000	$10,975,000	$6,480,000

	December 31, 2024
	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$11,369,000	$-	$11,369,000	$11,369,000	$-
Level 1			$-
Money Market Funds	$62,000	$-	$62,000	$62,000	$-
Marketable Securities	$25,933,000	$(16,722,000)	$9,211,000	$-	$9,211,000
Total	$37,364,000	$(16,722,000)	$20,642,000	$11,431,000	$9,211,000

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

As of March 31, 2025 and December 31, 2024, we have reviewed the entire loan portfolio as well as all financial assets of the Company for the purpose of evaluating the loan portfolio and the loan balances, including a review of individual and collective portfolio loan quality, loan(s) performance, including past due status and covenant defaults, assessment of the ability of the borrower to repay the loan on the loan terms, whether any loans should be placed on nonaccrual or returned to accrual, any concentrations in any single borrower and/or industry that we might need to further manage, and if any specific or general loan loss reserve should be established for the entire loan portfolio or for any specific loan.

We analyzed the loan loss reserve from three basis: general loan portfolio reserves; industry portfolio reserves, and specific loan loss reserves. For the three months ended March 31, 2025, March 31, 2024 and year ended December 31, 2024, the Company recorded a Loan loss reserve of approximately $0, $249,000 and $9,406,000, respectively.

General Loan Portfolio Reserve - Based upon the review of our loan portfolio, we do not believe that a substantial general loan portfolio reserve is due at this time. However, we do recognize that some inherent risks are in all loan portfolios, thus we recorded a general contingent portfolio reserve of $196,000 and $196,000 of the loan portfolio loan balance as of March 31, 2025 and December 31, 2024, respectively.

Industry Portfolio Reserves - Given the relatively young loan portfolio and a diversification of the portfolio over several different loan products, the risk is reduced. Accordingly, we have not recorded a discretionary reserve as of March 31, 2025 and December 31, 2024.

Specific Loan Reserves - Previously, we had identified credit weaknesses and borrower repayment weakness with Asili, which has a current principal and interest balance of $884,000 and have recorded a loan loss reserve for the full balance due the Company as of December 31, 2024. The Company had also previously identified credit weakness in Puradigm and has placed a reserve approximating $5,768,000 against the outstanding principal and interest as of December 31, 2024 of their two loans. Previously, the Company identified credit weakness in Stemtech and has placed a reserve approximating $1,045,000 against the outstanding principal and interest as of December 31, 2024. During the first quarter of 2024, the Company identified credit weakness in VEII and an individual and has placed a reserve approximating $959,000 against the outstanding principal and interest as of March 31, 2024. There has been no change to this amount. Also, during the first quarter of 2024, the Company identified credit weakness in BMIC, a related party, and has placed a reserve approximating $211,000 against the outstanding principal and interest as of March 31, 2024, later adjusted to $196,000 as of September 30, 2024. The Company identified credit weakness with WUURII and has placed a $234,000 reserve against the outstanding principal and interest as of December 31, 2024. The Company has also identified credit weakness with an individual and has placed a $135,000 reserve against the outstanding principal and interest as of December 31, 2024. No additional reserves were deemed necessary as of March 31, 2025.

7. Disposal of assets

On March 27, 2025, the Company finalized the sale of its Plano, Tx. Facility for a gross sales price of $9,500,000. The associated asset was previously classified as Held for sale in the amount of $9,750,000, resulting in a loss on the sale of approximately $684,000 after related expenses.

8. Investments

Alset International Limited, related party

The Company owns 127,179,291 shares or approximately 4% of the outstanding shares of Alset International Limited (“Alset Intl”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. This investment is classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of March 31, 2025 and December 31, 2024, was approximately $2,277,000 and $2,518,000, respectively. During the three months ended March 31, 2025 and 2024, the Company recorded unrealized loss of approximately $241,000 and $916,000, respectively.

WestPark Capital Group, LLC.

On December 30, 2020, the Company signed a binding letter of intent with WestPark Capital Group, LLC. (“WestPark”) and Century TBD, Inc. (“TBD”) where the parties agreed to prepare a note and stock exchange agreement whereby DSS will assign the TBD Note to WestPark and WestPark shall issue to DSS a stock certificate reflecting 7.5% of the issued and outstanding shares of West Park. This note and stock exchange agreement was finalized during the first quarter 2022 and valued at approximately $500,000 and is included in Investments on the consolidated balance sheet on March 31, 20205 December 31, 2024.

BMI Capital International LLC, related party

On September 10, 2020, the Company’s wholly owned subsidiary DSS Securities, Inc. entered into membership interest purchase agreement with BMI Financial Group, Inc. a Delaware corporation (“BMIF”) and BMI Capital International LLC, a Texas limited liability company (“BMIC”) whereas DSS Securities, Inc. purchased 14.9% membership interests in BMIC for $100,000. DSS Securities also had the option to purchase an additional 10% of the outstanding membership interest which it exercised for $100,000 in January of 2021 and increased its ownership to 24.9%. The Company is currently accounting for this investment under the equity method of accounting per ASC 323. The Company’s portion of net loss in BMIC during the three months ended March 31, 2025 and 2024, approximated $3,000 and $1,000, respectively.

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

BioMed Technologies Asia Pacific Holdings Limited

On December 19, 2020, Impact BioMedical, a wholly owned subsidiary of the Company, entered into a subscription agreement (the “Subscription Agreement”) with BioMed Technologies Asia Pacific Holdings Limited (“BioMed”), a limited liability company incorporated in the British Virgin Islands, pursuant to which the Company agreed to purchase 525 ordinary shares or 4.99% of BioMed at a purchase price of approximately $632,000. The Subscription Agreement provides, among other things, the Company has the right to appoint a new director to the board of BioMed. With respect to an issuance of shares to a third party by BioMed, the Company will have the right of first refusal to purchase such shares, as well as customary tag-along rights. In connection with the Subscription Agreement, Impact Biomedical entered into an exclusive distribution agreement (the “Distribution Agreement”) with BioMed, to directly market, advertise, promote, distribute, and sell certain BioMed products, which focus on manufacturing natural probiotics, to resellers. This investment was impaired in full at December 31, 2024 as it does not have a readily determined fair value.

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

9. Short-Term and Long-Term Debt

Promissory Notes - On May 20, 2021, Premier Packaging entered into master loan and security agreement (“BOA Note”) with Bank of America, N.A. (“BOA”) to secure financing approximating $3,710,000 to purchase and use as collateral, a new Heidelberg XL 106-7+L printing press. The aggregate principal balance outstanding under the BOA Note shall bear interest at a variable rate on or before the loan closing. As of March 31, 2025, and December 31, 2024, the outstanding principal on the BOA Note was $2,308,000 and $2,436,000, respectively and had an interest rate of 4.63%. As of March 31, 2025, $526,000 was included in the Current portion of long-term debt, net, and the remaining balance of approximately $1,783,000 is recorded as Long-term debt. As of December 31, 2024, $520,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $1,916,000 recorded as long-term debt. The BOA Note contains certain covenants that are analyzed annually. As of March 31, 2025, Premier is in compliance with these covenants.

On August 1, 2021, AMRE Shelton, LLC., (“AMRE Shelton”) a subsidiary of AMRE, entered into a loan agreement (“Shelton Agreement”) with Patriot Bank, N.A. (“Patriot Bank”) in an amount up to $6,155,000, with the amount financed approximating $5,105,000. The Shelton Agreement contains monthly payments of principal and an initial interest of 4.25%. The interest will be adjusted commencing on July 1, 2026 and continuing for the next succeeding 5-year period shall be determined one month prior to the change date and shall be an interest rate equal to two hundred fifty (250) basis points above the Federal Home Loan Bank Boston 5-Year/25-Year amortizing advance rate, but in no event less than 4.25% for the term of 120 months with a balloon payment approximating $2,829,000 due at term end. The funds borrowed were used to purchase a 40,000 square foot, 2.0 story, Class A+ multi-tenant medical office building located on a 13.62-acre site, which serves as collateral for the Shelton Agreement. The purchase price has been allocated as $4,640,000, $1,600,000, and $325,000 for the facility, land, and tenant improvements, respectively. Also included in the value of the property is $585,000 of intangible assets with an estimated useful life of approximating 3 years. The net book value of these assets as of March 31, 2025, and December 31, 2024,approximated $6,332,000. As of March 31, 2025, the outstanding principal and interest of approximately $4,376,000, net of $21,000 in deferred financing costs, is classified as Current portion of long-term debt on assets held -for-sale, net on the consolidated balance sheet. As of December 31, 2024, the outstanding principal and interest of approximately $4,424,000, net of $27,000 in deferred financing costs, is classified as Current portion of long-term debt on assets held-for-sale, net on the consolidated balance sheet.

On October 13, 2021, LVAM entered into loan agreement with BMIC (“BMIC Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be adjusted at the maturity date. As of March 31, 2025, and December 31, 2024, the outstanding principal and interest of approximately $464,000 and $463,000, respectively, are included in Current portion of long-term debt – related party, net on the consolidated balance sheet.

On October 13, 2021, LVAM entered into a loan agreement with Lee Wilson Tsz Kin (“Wilson Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be calculated at the maturity date. The Wilson Loan matures on October 12, 2022, and contains an auto renewal period of nine months. As of March 31, 2025, and December 31, 2024, the outstanding principal and interest of approximately $145,000 and $145,000, respectively, are included in Current portion of long-term debt – related party, net on the consolidated balance sheet.

On November 2, 2021, AMRE LifeCare entered into a loan agreement (“LifeCare Agreement”) with Pinnacle Bank, (“Pinnacle Bank”) in the amount of $40,300,000. The LifeCare Agreement supported the acquisition of three medical facilities located in Fort Worth, Texas, Plano, Texas (sold in March 2025), and Pittsburgh, Pennsylvania for a purchase price of $62,000,000. These assets are classified as investments, real estate on the consolidated balance sheet, and serves as collateral for the LifeCare Agreement. The purchase price has been allocated as $32,100,000, $12,100,000, and $1,500,000 for the facility, land and site improvements, respectively. Also included in the value of the property is $15,901,000 of intangible assets with estimated useful lives ranging from 1 to 11 years. The net book value of the assets acquired as of March 31, 2025 is approximately $24,722,000. The LifeCare Agreement calls for the principal amount of the in equal, consecutive monthly installments based upon a twenty-five (25) year amortization of the original principal amount of the LifeCare Agreement at an initial rate of interest equal to the interest rate determined in accordance as of July 29, 2022 provided, however, such rate of interest shall not be less than 4.28%, with the first such installment being payable on August 29, 2022 and subsequent installments being payable on the first day of each succeeding month thereafter until the maturity date, at which time any outstanding principal and interest is due in full. The affective interest rate at March 31, 2025 was 8.6%. As of March 31, 2025, and December 31, 2024, the outstanding principal and interest of the LifeCare agreement approximates $38,360,000 and $46,069,000, respectively, and is included in Current portion of long-term debt on assets held-for-sale, net on the consolidated balance sheet. Interest expense for the three months ended March 31, 2025 and 2024 approximated $867,000 and $977,000, respectively. This note is in default and demand was made for final payment to be made by December 22, 2023. As of March 31, 2025, this amount is past due.

On March 17, 2022, AMRE Winter Haven, LLC (“AMRE Winter Haven”) and Pinnacle Bank (“Pinnacle”) entered into a term loan (“Pinnacle Loan”) whereas Pinnacle lent to AMRE Winter Haven the principal sum of $2,990,000, maturing on March 7, 2024 (later extended to July 7, 2024) to acquire a medical facility located in Winter Haven, Florida for a purchase price of $4,500,000. The assets acquired are classified as investments, real estate on the consolidated balance sheet, and serves as collateral for the Pinnacle Loan. The purchase price has been allocated as $3,200,000, $1,000,000, and $222,000 for the facility, land and site and tenant improvements, respectively. Also included in the value of the property is $29,000 of intangible assets with an estimated useful life of approximately 5 years. The net book value of the assets acquired as of March 31, 2025 is approximately $4,396,000. Payments are to be made in equal, consecutive installments based on a 25-year amortization period with interest at 4.28%. The first installment is due January 1, 2023. This AMRE Winter Haven note is currently due and has an effective interest rate of 9.6%. The outstanding principal and interest, approximates $3,058,000 and is included in Current portion of long-term debt on assets held-for-sale, net long-term debt, net on the accompanying consolidated balance sheet at March 31, 2025. The outstanding principal and interest, approximates $3,040,000 and is included in Current portion of long-term debt on assets held-for-sale, net long-term debt, net on the accompanying consolidated balance sheet at December 31, 2024. Interest expense approximates $71,000 and $38,000 for the three months ended March 31, 2025 and 2024, respectively. This note was assumed by SMS Financial on August 15, 2024. This note is in default and demand was made for final payment to be made by December 22, 2023. As of March 31, 2025, this amount is past due.

On March 30, 2023, Premier Packaging, a subsidiary of the Company entered into a loan and security agreement with Union Bank & Trust Company for the principal amount of $790,000 and shall accrued interest at the rate of 7.44%. Principal and interest shall be repaid in the approximate amount of $14,000 through March 2029. This loan is collateralized by a Bobst Model Novacut and is guaranteed by DSS, Inc. As of March 31, 2025, the outstanding principal and interest approximates $575,000 of which $125,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $450,000 recorded as long-term debt. As of December 31, 2024, the outstanding principal and interest approximates $605,000 of which $123,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $482,000 recorded as long-term debt. Interest expense for the three months ended March 31, 2025 and 2024 approximated $11,000 and $13,000, respectively.

A summary of scheduled principal payments of long-term debt, not including revolving lines of credit, subsequent to March 31, 2025, are as follows:

Year	Notes payable	Notes payable - related party	Notes payable - assets held-for-sale	Total
2025	$485,000	$606,000	$45,794,000	$46,885,000
2026	677,000	-	-	677,000
2027	712,000	-	-	712,000
2028	750,000	-	-	750,000
2029	259,000	-	-	259,000
	$2,883,000	$606,000	$45,794,000	$49,283,000

10. Lease Liability

The Company has operating leases predominantly for operating facilities. As of March 31, 2025, the remaining lease terms on our operating leases range from less than one to nine years. Renewal options to extend our leases have not been exercised due to uncertainty. Termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants. There are no significant finance leases as of March 31, 2025.

Future minimum lease payments as of March 31, 2025 are as follows:

Maturity of Lease Liability:

Totals
2025	$631,000
2026	839,000
2027	808,000
2028	824,000
2029	840,000
Thereafter	4,074,000
Total lease payments	8,016,000
Less: Imputed Interest	(1,264,000)
Present value of remaining lease payments	$6,752,000

Current	$584,000
Noncurrent	$6,168,000

Weighted-average remaining lease term (years)	9.4

Weighted-average discount rate	3.8%

Total cash paid for leases during the three months ended March 31, 2025 and 2024 approximated $220,000 and $220,000, respectively.

11. Commitments and Contingencies

License Agreement – On March 19, 2022, Impact BioMedical entered into a License Agreement (“Equivir License”) with a third-party (“Licensee”) where the Licensor is granted the right, amongst other things, to develop, commercialize, and sell the Company’s Equivir technology. In exchange, the Licensee shall pay the Company a royalty of 5.5% of net sales. Under the terms of the Equivir Agreement, the Company shall reimburse the Licensee for 50% of the development costs provided that the development costs shall not exceed $1,250,000. As of March 31, 2025 and December 31, 2024, a liability of $0 has been recorded in relation to the Equivir License.

Royalty Agreement - On August 15, 2018, the Impact BioMedical entered into Royalty Agreement with Chemia Corporation (“Chemia”) pursuant to which Chemia transferred to the Company all of its right to 3F (Functional Fragrance Formulation). This agreement has a 20-year term and auto renews for a period of 1 year unless mutually agreed upon by both parties. 3F consists of 3F Mosquito Repellant and 3F Anti-Viral formulations. Based on the Royalty Agreement, the Company should cover all the costs to prepare and finalize necessary patent application and other intellectual property related to 3F. Chemia agreed to support the Company in efforts leading to development of 3F intellectual property and it is licensing. Based on Royalty Agreement any payments received from development, sales, licensing or transfer of 3F technology will be paid 50% to the Company and 50% to Chemia. On November 27, 2018, Company and Chemia signed an Addendum to Royalty Agreement (“Addendum”), according to which the Company granted Chemia a royalty-based limited license for purposes of making and selling fragrances embodying the 3F technology. Based on the Addendum, Chemia should pay the Company 5% of net sales in royalty. On November 8, 2019, both companies entered into Amendment no.1 to Royalty Agreement, based on which certain expenses borne by the Company towards patent application and licensing should be reimbursed to the Company before any royalty payments are made. For the three months ended March 31, 2025 and 2024, there were no reimbursements or royalties paid to the Company and the Company cannot be assured that Chemia’s efforts will end up in any future sales of the technology.

12. Stockholders’ Equity

DSS, Inc.

Equity transactions - On January 4, 2024 the Company effected a reverse stock split of 1 for 20. As of December 31, 2023 there were 140,264,240 shares of our Common Stock issued and outstanding, which was converted to 7,066,772.

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

On February 6, 2025, as a bonus for compensation awarded to Heng Fai Holdings Limited (“HFHL”), a Hong Kong Company, which is beneficially owned by Mr. Heng Fai Ambrose Chan, Director of DSS, Inc., and pursuant to DSS, Inc’s. 2020 Employee, Director and Consultant Equity Incentive Plan (the “Plan”), HFHL was awarded 1,000,000 shares of the Company’s common stock, approximating $870,000, under the Plan, for services rendered. The issuance was approved by the board of directors on January 31, 2025.

On March 21, 2025, DSS, the parent company of Impact Biomedical, Inc. completed the sale of 499,800 shares of Impact Biomedical common stock. These shares were acquired by DSS during Impact's initial public offering on September 16, 2024. The sale of these shares, which were previously held by DSS as part of its ownership interest in Impact, was completed for a total value of $1,500,000, which represents the consideration received from the transaction. With this sale, the shares are now publicly held and are no longer held by DSS.

Stock-Based Compensation - The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors, and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the three months ended March 31, 2025 and 2024, there were none.

Impact BioMedical, Inc.

Equity Transactions - On May 10, 2023, the Company, the Company’s Board of Directors approved an amendment to the Articles of Incorporation of the Company to increase the total number of shares of Common Stock to 4,000,000,000 shares with a par value of $0.001. Each share of Common Stock when issued, shall have one (1) vote on all matters presented to the stockholders. Our Amended and Restated Articles of Incorporation also authorized 100,000,000 shares of preferred stock, par value $0.001 per share. On May 11, 2023, the Company effected a forward split. As a result, there were 3,877,282,251 shares of our Common Stock and no shares of preferred stock issued and outstanding. Prior to the split, there were 125,073,621 shares of our Common Stock and no shares of preferred stock issued and outstanding. On October 31, 2023, the Company effected a reverse stock split of 1 for 55. Also on October 31, 2023, DSS BioHealth Securities, Inc., the Company’s largest shareholder converted 60,496,041 shares of Common Stock into 60,496,041 shares of Series A Convertible Preferred Shares, reducing its ownership of the Company’s Common Stock from approximately 88% to approximately 12%. As of September 30, 2024 and December 31, 2023, there were 11,503,955 and 10,000,000, respectively, shares of our Common Stock and 60,496,041 shares of preferred stock issued and outstanding.

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

On February 25, 2025, the Company completed the acquisition of certain assets owned by DSS Pure Air, Inc. (DSS PureAir”), a related party, for $1,150,000 to be paid by 545,024 shares of the Company’s common stock calculated on a 10-day VWAP. Assets acquired included accounts receivable, inventory and intellectual property of the Celios air purification system.

On February 26, 2025, the Company issued 36,433 shares of the Company’s common stock as payment of legal fees incurred associated with the Company’s IPO, registration of shares associated with its equity incentive plan as well as other related services.

Stock-Based Compensation – The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. On October 1, 2024, 880,000 option grants with a purchase price of $3.00 per share were awarded to certain officers, directors and consultants of the Company. These options have various vesting periods, and all expire on October 31, 2031. Potential proceeds of these grants is $2,640,000 and are fair valued using a Black-Scholes model at approximately $50,000. The Company record stock based compensation expense of approximately $2,000 and $19,000 for the three month and year ended March 31, 2025 and December 31, 2024, respectively, and is included in Sales, general and administrative compensation (inclusive of stock based compensation) on the accompanying Statement of Operations.

13. Supplemental Cash Flow Information

The following table summarizes supplemental cash flows for the three months ended March 31, 2025 and 2024:

	2025	2024

Cash paid for interest	$947,000	$337,000

14. Segment Information

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

Approximate information concerning the Company’s operations by reportable segment for the three months ended March 31, 2025 and 2024 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Three Months Ended March 31, 2025	Product Packaging	Commercial Lending	Direct Marketing	Biotechnology	Securities	Corporate	Total
Revenue	$3,998,000	$21,000	$-	$15,000	$920,000	$-	$4,954,000
Cost of revenue	3,801,000	(21,000)	-	11,000	1,396,000	-	5,187,000
Gross profit (loss)	197,000	42,000	-	4,000	(476,000)	-	(233,000)
Operating expense	709,000	65,000	34,000	1,057,000	162,000	1,466,000	3,493,000
Operating loss	(512,000)	(23,000)	(34,000)	(1,053,000)	(638,000)	(1,466,000)	(3,726,000)
Other income (expense)	(39,000)	(247,000)	7,000	41,000	(1,077,000)	(322,000)	(1,637,000)
Net loss from operations before taxes	(551,000)	(270,000)	(27,000)	(1,012,000)	(1,715,000)	(1,788,000)	(5,363,000)

Three Months Ended March 31,2024	Product Packaging	Commercial Lending	Direct Marketing	Biotechnology	Securities	Corporate	Total
Revenue	$3,080,000	$102,000	$-	$2,000	$687,000	$-	$3,871,000
Cost of revenue	2,767,000	469,000	-	10,000	1,744,000	-	4,990,000
Gross profit (loss)	313,000	(367,000)	-	(8,000)	(1,057,000)	-	(1,119,000)
Operating expense	724,000	114,000	60,000	803,000	1,124,000	736,000	3,561,000
Operating loss	(411,000)	(481,000)	(60,000)	(811,000)	(2,181,000)	(736,000)	(4,680,000)
Other income (expense)	(47,000)	(902,000)	(9,000)	(130,000)	(158,000)	842,000	(404,000)
Net income (loss) from operations before taxes	(458,000)	(1,383,000)	(69,000)	(941,000)	(2,339,000)	106,000	(5,084,000)

The following tables disaggregate our business segment revenues by major source:

Printed Products Revenue Information:

Three months ended March 31, 2025
Packaging Printing and Fabrication	$3,863,000
Commercial and Security Printing	135,000
Total Printed Products	$3,998,000

Three months ended March 31, 2024
Packaging Printing and Fabrication	$2,882,000
Commercial and Security Printing	198,000
Total Printed Products	$3,080,000

Biotechnology

Three months ended March 31, 2025
Retail internet sales	$15,000
Total Biotechnology Marketing	$15,000

Three months ended March 31, 2024
Retail internet sales	$2,000
Total Direct Marketing	$2,000

Securities Revenue Information

Three months ended March 31, 2025
Rental income	$699,000
Commission income	$221,000
Total Rental Income	$920,000

Three months ended March 31, 2024
Rental income	$384,000
Commission income	$303,000
Total Rental Income	$687,000

Commercial Lending Revenue Information:

Three months ended March 31, 2025
Net Investment Income	$21,000
Total Investment Income	$21,000

Three months ended March 31, 2024
Net Investment Income	$102,000
Total Rental Income	$102,000

15. Related Party Transactions

The Company owns 127,179,291 shares or approximately 4% of the outstanding shares of Alset International Limited (“Alset Intl”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. This investment is classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of March 31, 2025 and December 31, 2024, was approximately $2,277,000 and $2,518,000, respectively. During the three months ended March 31, 2025 and 2024, the Company recorded unrealized loss of approximately $241,000 and $916,000, respectively.

On September 10, 2020, the Company’s wholly owned subsidiary DSS Securities, Inc. entered into membership interest purchase agreement with BMI Financial Group, Inc. a Delaware corporation (“BMIF”) and BMI Capital International LLC, a Texas limited liability company (“BMIC”) whereas DSS Securities, Inc. purchased 14.9% membership interests in BMIC for $100,000. DSS Securities also had the option to purchase an additional 10% of the outstanding membership interest which it exercised for $100,000 in January of 2021 and increased its ownership to 24.9%. The Company is currently accounting for this investment under the equity method of accounting per ASC 323. The Company’s portion of net loss in BMIC during the three months ended March 31, 2025 and 2024, approximated $3,000 and $1,000, respectively. BMIC is a broker-dealer registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”). The Company’s chairman of the board and another independent board member of the Company also have ownership interest in BMIC.

On August 29, 2022, DSS Financial Management Inc and BMI Capital, Inc. (“BMIC”), a related party, entered into a promissory note (“Note 8”) in the principal sum of $100,000 with interest of 8%, is due in three quarterly installments beginning on September 14, 2022. All unpaid principal and interest is due on August 29, 2025. The outstanding principal and interest at March 31, 2025, and December 31, 2024 approximated $83,000, and was fully reserved for as of December 31, 2024. DSS owns 24.9% of the outstanding common shares of BMIC.

On May 8, 2023, DSS Financial Management Inc and BMIC entered into a promissory note (“Note 9”) in the principal sum of $102,000 with interest at the prime rate plus 2% (10.5% at September 30, 2024 and December 31, 2023) with a maturity date of May 7, 2026. The outstanding principal and interest at March 31, 2025, and December 31, 2024 approximated $110,000, and was fully reserved for as of December 31, 2024.. DSS owns 24.9% of the outstanding common shares of BMIC.

On July 26, 2022, APF and VEII, Inc. (“VEII”) entered into a promissory note (“Note 10”) in the principal sum of $1,000,000 with interest of 8% with all unpaid principal and interest due on July 26, 2024. This note was amended so that all unpaid principal and interest is due July 26, 2025. The outstanding principal and interest as of March 31, 2025 and December 31, 2024 approximates $959,000. Approximately $959,000 of this note was reserved for as of December 31, 2024. The outstanding principal and interest on December 31, 2023, approximates $939,000, net of $20,000 of unamortized origination fees and is included in notes receivable on the accompanying consolidate balance sheet. Heng Fai Ambrose Chan, the Chairman of DSS, Inc is also the on the board of directors of VEII.

On October 13, 2021, LVAM entered into loan agreement with BMIC (“BMIC Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be adjusted at the maturity date. As of March 31, 2025, and December 31, 2024, the outstanding principal and interest of approximately $464,000 and $463,000, respectively, are included in Current portion of long-term debt – related party, net on the consolidated balance sheet.

On October 13, 2021, LVAM entered into a loan agreement with Lee Wilson Tsz Kin (“Wilson Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be calculated at the maturity date. The Wilson Loan matures on October 12, 2022, and contains an auto renewal period of nine months. As of March 31, 2025, and December 31, 2024, the outstanding principal and interest of approximately $145,000 and $145,000, respectively, are included in Current portion of long-term debt – related party, net on the consolidated balance sheet.

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

16. Subsequent Events

The Company has evaluated all subsequent events and transactions through May 15, 2025 the date that the condensed consolidated financial statements were available to be issued and noted no subsequent events requiring financial statement recognition or disclosure.

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

Results of operations for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

This discussion should be read in conjunction with the financial statements and footnotes contained in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2024.

Revenue

	Three months ended March 31, 2025	Three months ended March 31, 2024	% Change

Product Packaging	$3,998,000	$3,080,000	30%
Securities	920,000	687,000	34%
Commercial Lending	21,000	102,000	-79%
Biotechnology	15,000	2,000	650%

	$4,954,000	$3,871,000	28%

For the three months ended March 31 2025, total revenue increased 28% as compared to the three months ended March 31, 2024. The increase in Printed Product revenue of approximately 30% is driven by new customer orders as well as existing customer orders exceeding their forecasts. The increases in Rental income of 79% is driven by new tenants at AMRE LifeCare Pittsburg facility beginning to making rental payments in the second half of 2024. The decreases in Net investment income approximating 78% is due to a number of loans made going on non-accrual as borrowers have struggled to make expect payments. Commission revenue, associated with Sentinel Brokers Company subsidiary, decrease 27% due to decreases in commissions on equity trading resulting from a change in clearing houses which required such transactions to be put on hold during the transition. This revenue stream has begun to ramp up during the first quarter of 2025.

Costs and Expenses

		Three months ended March 31, 2025	Three months ended March 31, 2024	% Change

Cost of revenue
Printed products	Product Packaging	$3,801,000	$2,767,000	37%
Securities	Securities	1,396,000	1,744,000	-20%
Biotechnology	Biotechnology	11,000	10,000	10%
Commercial lending	Commercial Lending	(21,000)	469,000	-104%
Sales, general and administrative compensation		2,046,000	1,227,000	67%
Professional fees		506,000	991,000	-49%
Stock based compensation		2,000	-	N/A
Sales and marketing		401,000	493,000	-19%
Rent and utilities		126,000	136,000	-7%
Research and development		236,000	50,000	372%
Other operating expenses		176,000	664,000	-73%

Total costs and expenses		$8,680,000	$8,551,000	2%

Costs of revenue includes all direct costs of the Company’s printed products, including its packaging and printing sales and its direct marketing sales, materials, direct labor, transportation, and manufacturing facility costs. In addition, this category includes all direct costs associated with the Company’s technology sales, services and licensing including hardware and software that are resold, third-party fees, and fees paid to inventors or others because of technology licenses or settlements, if any. Cost of revenue for our REIT line of business includes all direct cost associated with the maintenance and upkeep of the related facilities, depreciation, amortization and the costs to acquire the facilities. Our Commercial Lending operating segment has costs of revenue associated with the impairment of notes receivable for those amounts at risk of collection. Total costs of revenue increased 4% in 2025 as compared to 2024, primarily due to the increase in revenue associated with our Printed product business line.

Sales, general and administrative compensation costs, excluding stock-based compensation, increased 67% for three months ended March 31, 2025 as compared to 2024 is primarily due to bonus awarded to Heng Fai Holdings Limited (“HFHL”), a Hong Kong Company, which is beneficially owned by Mr. Heng Fai Ambrose Chan, Director of DSS, Inc., for services rendered. The issuance was approved by the board of directors on January 31, 2025.

Professional fees decreased 49% for three months ended March 31, 2025 as compared to 2024 due primarily to efforts taken to decrease these costs as the Company continues to drive savings in non-essential areas.

Stock based compensation includes expense charges for all stock-based awards to employees, directors, and consultants of Impact Bio. Such awards can include option grants, warrant grants, and restricted and unrestricted stock awards. These types of awards were not used prior to the Company’s IPO in September 2024.

Sales and marketing which include internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses. Sales and marketing decreased 19% during the three months ended March 31, 2025 as compared to 2024 due to decreases in marketing, and travel costs within our Printed Products division quarter over quarter.

Rent and utilities decreased 7% during the three months ended March 31, 2025 as compared to 2024 primarily due to end of the lease in office space in California for the Company’s DSS Wealth Management subsidiary.

Research and development costs represent costs consisting primarily of independent, third-party testing of the various properties of each technology the Company owns possesses as well as research on new technologies. These costs increased 372% the three months ended March 31, 2025 as compared to March 31, 2024, due primarily to increased efforts in this area post Impact Bio’s IPO in September 2024.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, and insurance costs. These costs decreased approximately 73% during the three months ended March 31, 2025 as compared to March 31, 2024, primarily due to collections of previously written-off of accounts receivable associated with our AMRE LifeCare facilities of approximately $600,000.

Other Income (Expense)

	Three months ended March 31, 2025	Three months ended March 31, 2024	% Change

Interest Income	$9,000	$107,000	-92%
Other Income	4,000	21,000	-81%
Interest Expense	(33,000)	(48,000)	-31%
Loss on equity method investment	(3,000)	(1,000)	200%
Loss on investments	(930,000)	(189,000)	392%
Provision for loan losses	-	(294,000)	-100%
Loss on sale of real estate	(684,000)	-	N/A

Total other expense	$(1,637,000)	$(404,000)	-305%

Interest income is recognized on the Company’s money markets, and a portion of notes receivable, identified in Note 4. The decrease in interest income is driven by several notes being put on non-accrual as the related borrowers have shown an inability to pay timely.

Other income for the three months ended March 31, 2025 as compared to 2024 decreased 81% due primarily to income incurred in 2024 regarding the Company’s distribution agreement with BioMed Technologies that did not reoccur in 2025.

Interest expenses decreased 31% during the three months ended March 31, 2025, as compared to the same period in 2024, due to decreasing debt balances.

Loss on equity method investment is the Company’s prorated portion of earnings on its investments treated under the equity method of account for the three months ended March 31, 2025 as compared to 2024.

Loss on investments consists of net realized losses on marketable securities which are recognized as the difference between the purchase price and sale price of the common stock investment, and net unrealized losses on marketable securities which are recognized on the change in fair market value on our common stock investment. The decrease in loss on investment for the three months ended March 31, 2025 as compared to 2024 is driven by the performance of our stock portfolio.

Provision for loan losses represents a reserve put against certain notes receivable deemed uncollectible. During the three months ended March 31, 2025, the Company reviewed the entire loan portfolio and determined no additional provisions for loan losses was necessary.

Loss on sale of real estate is driven by the sale of the Company’s Plano, Texas facility.

Net Loss

	Three months ended March 31, 2025	Three months ended March 31, 2024	% Change

Net loss	$(5,296,000)	$(5,109,000)	-4%

For the three months ended March 31, 2025 the Company recorded net losses of $5,296,000 as compared to net losses of $5,109,000 for the same period in 2024. The increase in net loss is driven by the bonus paid to Heng Fai Holdings Limited of approximately $871,000 during the first quarter of 2025 as well as an approximate loss of $683,000 on the sale of the Company’s Plano, Tx facility.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its liquidity and capital requirements primarily through the sale of its equity securities and debt financing. As of March 31, 2025 the Company had cash of approximately $11.0 million. As of March 31, 2025, the Company believes that it will have access to sources of capital from the sale of its equity securities and debt financing, and thus believes that it has sufficient cash to meet its cash requirements for at least the next 12 months from the filing date of this Quarterly Report.

Cash Flow from Continuing Operating Activities

Net cash used by operating activities was $1,638,000 for the three months ended March 31, 2025 as compared to $2,150,000 for three months ended March 31, 2024. This fluctuation is driven by decreases in net loss, after reconciling items, approximating $1,816,000 offset by the paydown of various liabilities approximating $1,121,000.

Cash Flow from Investing Activities

Net cash provided by investing activities was $12,876,000 for the three months ended March 31, 2025 as compared to net cash provided by investing activities of $5,097,000 for the three months ended March 31, 2024. This fluctuation is driven by the sale of real estate approximating $9,500,000, the sale of marketable securities of approximately $2,806,000, and the sale of related party investments of approximately $1,500,000, offset by the purchase of marketable securities of approximately $1,000,000 during 2025 versus a sale of marketable securities of $1,160,000 during 2024. This is offset by receipts on Notes receivable of $3,971,000 in 2024 versus $122,000 in 2025.

Cash Flow from Financing Activities

Net cash used by financing activities was $11,694,000 for the three months ended March 31, 2025 as compared to net cash used by financing activities of $310,000 for the three months ended March 31, 2024. This variance is driven by payments toward long term debt of $8,997,000 and payments on margin loans of $2,806,000 in 2025 versus payments toward long term debt of $1,062,000 in 2024 and no payments on margin loans during 2024.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues, or expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2024, describe the significant accounting policies and methods used in the preparation of the financial statements. There have been no material changes to such critical accounting policies as of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures for the quarter ended September 30, 2024, pursuant to Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation and on the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 which remained as of March 31, 2025, our principal executive officer and principal financial officer concluded that as of March 31, 2025, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is being recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is being accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Plan for Remediation of Material Weaknesses

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, the Company has a remediation plan and is committed to maintaining a strong internal control environment and believes that these remediation efforts will represent significant improvements in our controls. The Company has started to implement these steps, however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weaknesses described above will continue to exist.

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2025 as the Company began implementation of the remediation steps described above, we believe that there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

See commentary in Note 11 Commitments and Contingencies.

ITEM 1A - RISK FACTORS

There have been no material changes to the discussion of risk factors previously disclosed in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation *

3.2	Certificate of Incorporation of Document Security Systems, Inc., as amended (incorporated by reference to exhibit 3.1 to Form 8-K dated August 25, 2016).

3.3	Fifth Amended and Restated Bylaws *

10.1	Securities Purchase Agreement between Decentralized Sharing Systems, Inc. and Sharing Services Global Corporation for the sale of HWH Holdings, Inc. (incorporated by reference to exhibit 10.1 to exhibit 10.1 to the Company’s quarterly report, dated August 13, 2024)

10.2	Securities Purchase Agreement between Decentralized Sharing Systems, Inc. and Sharing Services Global Corporation for the sale of HWH World, Inc. (incorporated by reference to exhibit 10.2 to exhibit 10.1 to the Company’s quarterly report, dated August 13, 2024)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002. *

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSS, INC.

May 15, 2025	By:	/s/ Jason Grady
Jason Grady
Interim Chief Executive Officer
(Principal Executive Officer)

May 15, 2025	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer
(Principal Financial and Accounting Officer)

