Form 10-Q
period 2025-06-30
DSS, INC.
filed 2025-08-14
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025 there were 9,092,518 shares of the registrant’s common stock, $0.02 par value, outstanding.

DSS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$9,384,000	$11,431,000
Restricted cash	100,000	-
Accounts receivable, net	2,688,000	3,068,000
Inventory, net	2,543,000	2,442,000
Marketable securities	2,974,000	2,442,000
Assets held for sale	-	45,158,000
Current portion of notes receivable, net	-	240,000
Current portion of notes receivable - related party, net	305,000	337,000
Prepaid expenses and other current assets	889,000	1,141,000
Total current assets	18,883,000	66,695,000

Property, plant and equipment, net	5,141,000	5,381,000
Investments in real estate, net	35,446,000	-
Other investments	500,000	500,000
Investment, equity method	124,000	129,000
Marketable securities	6,791,000	6,333,000
Notes receivable, net	-	17,000
Notes receivable - related party, net	-	112,000
Other assets	964,000	162,000
Right-of-use assets	6,135,000	6,465,000
Goodwill	1,769,000	1,769,000
Other intangible assets, net	17,640,000	18,890,000
Total assets	$93,393,000	$106,453,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,506,000	$2,793,000
Accrued expenses and deferred revenue	2,616,000	2,651,000
Other current liabilities	4,537,000	4,193,000
Current portion of lease liability	593,000	606,000
Current portion of long-term debt, net	42,964,000	642,000
Current portion of long-term debt on assets held-for-sale, net	-	53,534,000
Current portion of long-term debt - related party, net	616,000	609,000
Total current liabilities	53,832,000	65,028,000

Long-term debt, net	6,172,000	2,398,000
Long term lease liability	6,011,000	6,311,000
Total liabilities	66,015,000	73,737,000

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, $.02 par value; 47,000 shares authorized, zero shares issued and outstanding (zero on December 31, 2024); *Liquidation value $1,000 per share, zero aggregate. zero on December 31, 2024).	-	-
Common stock, $.02 par value; 200,000,000 shares authorized, 9,092,518 shares issued and outstanding on June 30, 2025 (8,092,518 on December 31, 2024)	182,000	161,000
Additional paid-in capital	325,488,000	323,150,000
Accumulated deficit	(310,001,000)	(303,072,000)
Total stockholders’ equity of the Company	15,669,000	20,239,000
Non-controlling interest in subsidiaries	11,709,000	12,477,000
Total stockholders’ equity	27,378,000	32,716,000

Total liabilities and stockholders’ equity	$93,393,000	$106,453,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Printed products	$4,272,000	$3,527,000	$8,255,000	$6,599,000
Rental income	715,000	438,000	1,429,000	838,000
Net investment income	9,000	41,000	29,000	136,000
Commission revenue	282,000	204,000	503,000	507,000
Biotechnology retail sales	7,000	1,000	21,000	2,000
Total revenue	5,285,000	4,211,000	10,237,000	8,082,000

Costs and expenses:
Cost of revenue	5,499,000	5,673,000	10,685,000	10,663,000
Selling, general and administrative (including stock based compensation)	3,211,000	3,473,000	6,703,000	7,035,000
Total costs and expenses	8,710,000	9,146,000	17,388,000	17,698,000
Operating loss	(3,425,000)	(4,935,000)	(7,151,000)	(9,616,000)

Other income (expense):
Interest income	25,000	195,000	33,000	302,000
Other income	1,000	12,000	10,000	38,000
Interest expense	(123,000)	(142,000)	(156,000)	(190,000)
Foreign Currency Translation Adjustment	3,000	(9,000)	-	(14,000)
(Loss)/gain on equity method investment	(2,000)	8,000	(5,000)	7,000
Gain (loss) on investments	1,557,000	(383,000)	627,000	(572,000)
Impairment of intangible assets	(600,000)	-	(600,000)	-
Provision for loan losses	-	(53,000)	-	(346,000)
(Loss)/gain on sale	(43,000)	165,000	(727,000)	165,000
Loss from operations before income taxes	(2,607,000)	(5,142,000)	(7,969,000)	(10,226,000)

Income tax benefit	-	188,000	67,000	163,000
Net loss	$(2,607,000)	$(4,954,000)	$(7,902,000)	$(10,063,000)

Loss from operations attributed to noncontrolling interest	455,000	271,000	973,000	1,309,000

Net loss attributable to DSS common stockholders	$(2,152,000)	$(4,683,000)	$(6,929,000)	$(8,754,000)

Loss per common share attributable to common stockholders
Basic	$(0.24)	$(0.66)	$(0.78)	$(1.24)
Diluted	$(0.24)	$(0.66)	$(0.78)	$(1.24)

Shares used in computing loss per common share:
Basic	9,092,518	7,066,772	8,889,221	7,066,772
Diluted	9,092,518	7,066,772	8,889,221	7,066,772

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(unaudited)

	2025	2024
Cash flows from operating activities:
Net loss	$(7,902,000)	$(10,063,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,058,000	1,136,000
Issuance of common stock for bonus	870,000	-
Stock based payments for professional services rendered	190,000
Stock based payments	4,000
(Loss)/gain on equity method investment	5,000	(7,000)
Loss (gain) on investments	303,000	572,000
Change in ROU assets	330,000	369,000
Change in inventory obsolescence	(21,000)	-
Accrued interest on notes payable	1,884,000	-
Loss (Gain) on sale of assets	250,000	(165,000)
Impairment of intangibles	600,000	-
Provision for loan losses	235,000	815,000
Decrease (increase) in assets:
Accounts receivable	380,000	1,679,000
Inventory	(80,000)	(753,000)
Assets held for sale	(38,000)	-
Prepaid expenses and other current assets	241,000	504,000
Other assets	(802,000)	(42,000)
Increase (decrease) in liabilities:
Accounts payable	(287,000)	(224,000)
Accrued expenses	(26,000)	(529,000)
ROU liabilities	(313,000)	(339,000)
Other liabilities	3,549,000	1,473,000
Net cash provided (used) by operating activities	430,000	(5,574,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(144,000)	(29,000)
Sale of real estate	9,500,000	-
Purchase of marketable securities	(1,000,000)	-
Purchase of investment	-	(379,000)
Disposal of property, plant and equipment	-	5,140,000
Sale of investment, related party	1,500,000	-
Sale of marketable securities	116,000	-
Payments received on notes receivable	163,000	4,044,000
Net cash provided by investing activities	10,135,000	8,776,000

Cash flows from financing activities:
Payments of long-term debt	(9,443,000)	(1,269,000)
Borrowings of long-term debt	109,000	2,171,000
Payments on margin loan	(3,178,000)	-
Net cash (used) provided by financing activities	(12,512,000)	902,000

Net increase (decrease) in cash	(1,947,000)	4,104,000
Cash and cash equivalents at beginning of period	11,431,000	6,615,000

Cash and cash equivalents at end of period	$9,484,000	$10,719,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Preferred Stock		Additional Paid-	Accumulated	Total DSS	Non- controlling Interest in
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity	Subsidiary	Total

Balance, December 31, 2023	7,067,772	$140,000	-	$-	$319,963,000	$(256,176,000)	$63,927,000	$19,286,000	$83,213,000
							-
Net loss	-	-	-	-	-	(8,754,000)	(8,754,000)	(1,309,000)	(10,063,000)
Balance, June 30, 2024 (unaudited)	7,067,772	$140,000	-	$-	$319,963,000	$(264,930,000)	$55,173,000	$17,977,000	$73,150,000

Balance, December 31, 2024	8,092,518	$161,000	-	$-	$323,150,000	$(303,072,000)	$20,239,000	$12,477,000	$32,716,000

Issuance of common stock, net of expenses - Impact BioMedical, Inc.	-	1,000	-	-	1,294,000	-	1,295,000	205,000	1,500,000
Issuance of common stock for bonus	1,000,000	20,000	-	-	850,000	-	870,000	-	870,000
Stock based payments for professional services rendered for Impact Bio	-	-	-	-	190,000	-	190,000	-	190,000
Stock based payments	-	-	-	-	4,000	-	4,000	-	4,000
Net loss	-	-	-	-	-	(6,929,000)	(6,929,000)	(973,000)	(7,902,000)
Balance, June 30, 2025 (unaudited)	9,092,518	$182,000	-	$-	$325,488,000	$(310,001,000)	$15,669,000	$11,709,000	$27,378,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

1. Nature of Operations

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation - The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments, unless otherwise indicated) necessary to present fairly our consolidated financial position as of June 30, 2025 and December 31, 2024, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K, for the fiscal year ended December 31, 2024 (“Form 10-K”), and our other reports on file with the Securities and Exchange Commission (the “SEC”).

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

Reclassifications - Cost associated with Professional fees approximating $121,000 and $254,000 for the three and six months ended June 30, 2024, respectively have been reclassified to Research and development to conform with current period presentation.

Revision of prior period financial statements - During the second quarter of 2025, the Company identified and corrected an immaterial classification error in our previously reported consolidated balance sheet as of December 31, 2024. The correction of this error between current and non-current assets resulted in an increase in the current asset line item referred to as “Marketable securities” and a decrease in the noncurrent line-item referred to as “Marketable securities” by $2.8 million, respectively, from the previously reported amounts of $0 to $2.8 million, and $9.21 million to $6.3 million, respectively. The Company assessed the materiality of this change in presentation on prior period financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (ASC Topic 250, Accounting Changes and Error Corrections). Based on this assessment, the Company concluded that this classification error correction in its Balance Sheet is not material to any previously presented financial statements based upon overall considerations of both quantitative and qualitative factors. The correction had no effect on any previously reported amounts in our consolidated financial statements as of and for the year ended December 31, 2024 other than those previously mentioned.

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

At June 30, 2025, December 31, 2024, the Company established a reserve for credit losses of approximately $1,014,000, $1,613,000, respectively. Accounts receivable, net at June 30, 2025, December 31, 2024, and January 1, 2024 was $2,688,000, $3,068,000, and $3,994,000, respectively. The Company does not accrue interest on past due accounts receivable.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk because of any non-performance by the financial institutions. As of June 30, 2025, one customer accounted for approximately 25% of our consolidated revenue and three customers accounted for approximately 18%, 15%, and 11% of our trade accounts receivable balance. As of June 30, 2024, one customer accounted for approximately 24% of our consolidated revenue and one customer accounted for approximately 39% of our trade accounts receivable balance.

As of December 31, 2024, two customers accounted for approximately 22% and 13% of our consolidated revenue and 29% and 20% of our trade accounts receivable balance.

For the six months ending June 30, 2025 and 2024, one vendor accounted for approximately 10% and 12%, respectively, of our cost of revenue.

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

Allowance For Loans Losses - ASC Topic 326 which requires an allowance for credit losses to be deducted from the amortized cost basis of financial assets to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In estimating expected losses in the loan portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. Assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. After the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans. At June 30, 2025, December 31, 2024, the Company established a reserve for credit losses of approximately $7,670,000, $9,406,000, respectively.

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

Inventory – Inventories consist primarily of paper, pre-printed security paper, paperboard, fully prepared packaging, air filtration systems, and health and beauty products which and are stated at the lower of cost or net realizable value on the first-in, first-out (“FIFO”) method. Packaging work-in-process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items. An allowance for obsolescence of approximately $137,000 and $180,000 associated with the inventory at our Premier subsidiary for June 30, 2025, and December 31, 2024, respectively. Write-downs and write-offs are charged to cost of revenue.

Investments in real estate, net – Acquisition of assets are recorded at their relative fair value based on total accumulated costs of the acquisition. Direct acquisition-related costs are capitalized as a component of the acquired assets. This includes all costs related to finding, analyzing and negotiating a transaction. The allocation of the purchase price is an area that requires judgment and significant estimates. Tangible and intangible assets include land, building and improvements, furniture, fixtures and equipment, acquired above market and below market leases, in-place lease value (if applicable). Acquisition date fair values of assets and assumed liabilities are determined based on replacement costs, appraised values, and estimated fair values using methods similar to those used by independent appraisers and that use appropriate discount and/or capitalization rates and available market information. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Depreciation, amortization, cost to maintain and secure the buildings as well as interest incurred on the loans to procure the real estate are included in Cost of revenue on the accompanying Condensed consolidated statement of operations. During 2023, the land and buildings related to AMRE LifeCare and AMRE Winter Haven were reclassified to Assets held for sale. During 2024, the land and buildings related to AMRE Shelton were reclassified to Assets held for sale. As of June 30, 2025, circumstances around the sale of these properties have changed and the Company does not believe the sale of these properties will be finalized within the 12 months from the filing of these quarterly financial statements and have reclassified these assets to Investment in real estate, net and will begin to depreciate these assets prospectively.

Intangible Assets - The estimated fair values of acquired intangibles are generally determined based upon future economic benefits such as earnings and cash flows. Acquired identifiable intangible assets are recorded at fair value and are amortized over their estimated useful lives. Acquired intangible assets with an indefinite life are not amortized but are reviewed for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the carrying amounts of those assets are below their estimated fair values. Impairment is tested under ASC 350. No circumstances or events have occurred since the most recent analysis that would indicate the need for an impairment is needed for the six months ended June 30, 2025.

Goodwill – Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. FASB ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after completing the assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will proceed to a quantitative test. The Company may also elect to perform a quantitative test instead of a qualitative test for any or all of our reporting units. The test compares the fair value of an entity’s reporting units to the carrying value of those reporting units. This quantitative test requires various judgments and estimates. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. The Company performed its annual goodwill impairment test as of December 31, 2024, and no impairment was deemed necessary for the goodwill associated with Premier Packaging Company of approximately $1,769,000, however an impairment of Impact BioMedical goodwill was deemed necessary of approximately $25,093,000. No circumstances or events have occurred since the most recent analysis that would indicate the need for an impairment is needed for the six months ended June 30, 2025.

Impairment of Long-Lived Assets and Goodwill - The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. At June 30, 2025, the Company determined to resign its position as the registered investment advisor (“RIA”) of the American First Mutual Funds and impaired the related asset acquired at the time the Company became the RIA in September 2021 in the amount of $600,000.

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

Loss Per Common Share - The Company presents basic and diluted (loss) earnings per share. Basic (loss) earnings per share reflect the actual weighted average of shares issued and outstanding during the period. Diluted (loss) earnings per share are computed including the number of additional shares from outstanding warrants, stock options and preferred stock that would have been outstanding if dilutive potential shares had been issued and is calculated utilizing the treasury stock method. In a loss period, the calculation for basic and diluted (loss) earnings per share is the same, as the impact of potential common shares is anti-dilutive. For the six months ended June 30, 2025 and 2024, there were no potential dilutive instruments issued and outstanding.

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

Going Concern – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. While the Company has approximately $9.4 million in cash, the Company has incurred operating losses as well as negative cash flows from operating and investing activities over the past two years. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

Aside from its $9.4 million in cash as of June 30, 2025, to continue as a going concern, the Company can generate operating cash through the sale of its $9.8 million of Marketable Securities. To continue as a going concern, The Company has also taken steps to sell its real estate holdings assets of AMRE LifeCare, Winter Haven, and Shelton located in Texas, Pennsylvania, Florida, and Connecticut. These properties approximate $35.4 million in assets and are identified on the accompanying balance sheet as Investments in real estate, net. Also, historically, the Company has been able to obtain equity and/or debt-based financing to meet its working capital needs. In addition, the Company has taken steps, and will continue to take measures, to materially reduce the expenses and cash burn at all corporate and business line levels.

Related Party Transactions - Transactions with affiliates and other parties that meet the definition of a related party under ASC 850, Related Party Disclosures are reflected in the accompanying condensed consolidated financial statements. All related-party balances are recorded at the exchange amounts established and agreed to by the parties. All material transaction not in the normal course of business operations are approved by the Audit Committee of the Board of Directors.

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

As of June 30, 2025, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

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

Sales Commissions

Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. There were no sales commissions capitalized as of June 30, 2025 or June 30, 2024.

Shipping and Handling Costs

Costs incurred by the Company related to shipping and handling are included in cost of products sold. Amounts charged to customers relating to these costs are reflected as revenue.

See Note 15 for disaggregated revenue information.

4. Inventory

Inventory consisted of the following as of:

	June 30, 2025	December 31, 2024
Finished Goods	$1,719,000	$1,857,000
Work in Process	100,000	345,000
Raw Materials	861,000	420,000
	$2,680,000	2,622,000
Less allowance for obsolescence	(137,000)	(180,000)
	$2,543,000	$2,442,000

5. Notes Receivable

Note 1

On May 14, 2021, DSS Pure Air, Inc. a subsidiary of the Company entered a convertible promissory note (“Note 1”) with Puradigm, Inc. (“Puradigm”), a company registered in the state of Texas. Note 1 has an aggregate principal balance up to $5,000,000, to be funded at the request of Puradigm. Note 1, which incurs interest at a rate of 6.65% due quarterly, had a maturity date of May 1, 2023. Note 1 contains an optional conversion clause that allows the Company to convert all, or a portion of all, into newly issued member units of Puradigm with the maximum principal amount equal to 18% of the total equity position of Puradigm at conversion. The outstanding principal and interest as of June 30, 2025 and December 31, 2024, approximated $5,544,000. As of June 30, 2025 and December 31, 2024 this note is in default and the Company has a reserve of $5,544,000 against the principal and interest outstanding.

Note 2

On September 23, 2021, APB entered into refunding bond anticipatory note (“Note 2”) with Southeast Regional Management District (“SERMD”), which operates as a conservation and reclamation district pursuant to Chapter 3891, Texas Special District Local Laws Code, Chapter 375, Texas Local Government Code; and Chapter 49, Texas Water Code. The District Note was in the sum of $3,500,000 and incurs interest at a rate of 5.59% per annum. Principal and interest was due in full on September 22, 2022, and later amended to extend the maturity date to September 19, 2024. Note 2 was repaid in full during March 2024.

Note 3

On October 25, 2021, APF entered into a loan agreement (“Note 3”) with Asili, LLC. (“Asili”), a company registered in the state of Utah. Note 3 has an initial aggregate principal balance up to $1,000,000, to be funded at the request of Asili, with an option to increase the maximum principal borrowing to $3,000,000. Note 3, which incurs interest at a rate of 8.0% with principal and interest due at the maturity date of October 25, 2022. This note contains an optional conversion feature allowing APF to convert the outstanding principal to a 10% membership interest. APF, as holder of Note 3, has the right to elect one member to the Board of Managers. This note is in default and the outstanding principal and interest of approximately $884,000 is fully reserved for as of June 30, 2025 and December 31, 2024.

Note 4, related party

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

Note 5

On January 24, 2022, APF and an individual entered into a promissory note (“Note 5”) in the principal sum of $100,000 with interest of 6%, due annually, and maturing in January 2024. The outstanding principal and interest at December 31, 2024 approximated $17,000 and was included in Current portion of notes receivable on the accompanying consolidate balance sheet. As of June 30, 2025, the outstanding principal and interest approximating $18,000 were written-off.

Note 6

On March 2, 2022, APF and WUURII Commerce, Inc. (“WUURII”), a corporation organized under the laws of the Republic of Korea entered into a promissory note (“Note 6”). Under the terms of Note 6, APF at its discretion, may lend up to the principal sum of $893,000 with an interest rate of 8%, and matured in March 2024 and was extended to April 2025, with interest payable quarterly. The outstanding principal and interest at June 30, 2025, and December 31, 2024 is $465,000 and $468,000, respectively. This loan is currently in default and as of June 30, 2025 the Company has a reserve of $465,000 against the principal and interest outstanding.

Note 7

On May 9, 2022, DSS PureAir and Puradigm entered into a promissory note (“Note 7”) in the principal sum of $210,000 with interest of 10%, is due in three quarterly installments beginning on August 9, 2022, with the first two payment consisting of interest only. All unpaid principal and interest are due on February 9, 2023. This loan is currently in default. The outstanding principal and interest at June 30, 2025 and December 31, 2024 approximates $224,000. This note was fully reserved for as of June 30, 2025 and December 31, 2024.

Note 8, related party

On August 29, 2022, DSS Financial Management Inc and BMI Capital, Inc. (“BMIC”), a related party, entered into a promissory note (“Note 8”) in the principal sum of $100,000 with interest of 8%, is due in three quarterly installments beginning on September 14, 2022. All unpaid principal and interest is due on August 29, 2025. The outstanding principal and interest at June 30, 2025, and December 31, 2024 approximated $83,000, and was fully reserved for as of June 30, 2025 and December 31, 2024. DSS owns 24.9% of the outstanding common shares of BMIC.

Note 9, related party

On May 8, 2023, DSS Financial Management Inc and BMIC entered into a promissory note (“Note 9”) in the principal sum of $102,000 with interest at the prime rate plus 2% with a maturity date of May 7, 2026. The outstanding principal and interest at June 30, 2025, and December 31, 2024 approximated $110,000, and was fully reserved for as of June 30, 2025 and December 31, 2024. DSS owns 24.9% of the outstanding common shares of BMIC.

Note 10, related party

On July 26, 2022, APF and VEII, Inc. (“VEII”) entered into a promissory note (“Note 10”) in the principal sum of $1,000,000 with interest of 8% with all unpaid principal and interest due on July 26, 2024. This note was amended so that all unpaid principal and interest is due July 26, 2025. The outstanding principal and interest as of June 30, 2025 and December 31, 2024 approximates $917,000. This note was fully reserved for as of June 30, 2025 and December 31, 2024. Heng Fai Ambrose Chan, the Chairman of DSS, Inc is also the on the board of directors of VEII.

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

The outstanding principal and interest as of June 30, 2025, and December 31, 2024 was approximately $200,000 and $201,000, respectively. As of June 30, 2025, approximately $200,000 is classified in Current notes receivable. As of December 31, 2024, $184,000 is classified in Current notes receivable and the remaining $17,000 is classified as Notes receivable on the accompanying consolidated balance sheet.

Note 12

On June 27, 2023, Decentralized Sharing Systems, Inc. and Stemtech Corporation (“Stemtech”) entered into a convertible promissory note (“Note 12”) in the principal sum of $1,400,000 with a discount of $300,000 and interest rate of 10% and maturity date of September 1, 2024. The outstanding principal, interest, and associated discount was fully reserved for as of December 31, 2024 and written off as of June 30, 2025

Note 13

On March 31,2023, DSS Biohealth Security, Inc and an individual entered into a promissory note (“Note 13”) in the principal sum of $140,000 and interest rate floating daily to Wall Street Journal Prime rate per annum with the total outstanding principal and interest due at the maturity date of March 31, 2025. As of June 30, 2025 and December 31, 2024, the outstanding principal and interest approximated $135,000. This balance was fully reserved for as of June 30, 2025 and December 31, 2024.

Note 14

On August 29, 2024, APF entered into a promissory note (“Note 14”) with WestPark. Note 14 has a principal balance of $459,000. Note 14, which incurs interest at a rate of 10.0% with principal and interest due at the maturity date of April 27, 2026. On November 1, 2024, monthly payments of approximately $28,000 are due with any unpaid interest and principal due at maturity. As of June 30, 2025, the outstanding principal and interest approximates $304,000, which is classified as Current notes receivable on the accompanying consolidated balance sheet. As of December 31, 2024, the outstanding principal and interest approximates $450,000, of which $337,000 is classified as Current notes receivable and the remaining $113,000 is classified as Notes receivable on the accompanying consolidated balance sheet.

6. Financial Instruments

Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following tables show the Company’s cash, cash equivalents, restricted cash, and marketable securities by significant investment category as of:

	June 30, 2025
	cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$8,151,000	$-	$8,151,000	$8,151,000	$-
Restricted Cash	100,000		100,000	100,000	-
Level 1
Money Market Funds	1,233,000		1,233,000	1,233,000	-
Marketable Securities	27,816,000	(18,051,000)	$9,765,000	-	9,765,000
Total	$37,300,000	$(18,051,000)	$19,249,000	$9,484,000	$9,765,000

	December 31, 2024
	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$11,369,000	$-	$11,369,000	$11,369,000	$-
Level 1			$-
Money Market Funds	$62,000	$-	$62,000	$62,000	$-
Marketable Securities	$25,933,000	$(16,722,000)	$9,211,000	$-	$9,211,000
Total	$37,364,000	$(16,722,000)	$20,642,000	$11,431,000	$9,211,000

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

As of June 30, 2025 and December 31, 2024, we have reviewed the entire loan portfolio as well as all financial assets of the Company for the purpose of evaluating the loan portfolio and the loan balances, including a review of individual and collective portfolio loan quality, loan(s) performance, including past due status and covenant defaults, assessment of the ability of the borrower to repay the loan on the loan terms, whether any loans should be placed on nonaccrual or returned to accrual, any concentrations in any single borrower and/or industry that we might need to further manage, and if any specific or general loan loss reserve should be established for the entire loan portfolio or for any specific loan.

We analyzed the loan loss reserve from three basis: general loan portfolio reserves; industry portfolio reserves, and specific loan loss reserves. For the six months ended June 30, 2025, June 30, 2024 and year ended December 31, 2024, the Company recorded a Loan loss reserve of approximately $233,000, $346,000 and $9,406,000, respectively.

General Loan Portfolio Reserve - Based upon the review of our loan portfolio, we do not believe that a substantial general loan portfolio reserve is due at this time. However, we do recognize that some inherent risks are in all loan portfolios, thus we recorded a general contingent portfolio reserve of $192,000 and $196,000 of the loan portfolio loan balance as of June 30, 2025 and December 31, 2024, respectively.

Industry Portfolio Reserves - Given the relatively young loan portfolio and a diversification of the portfolio over several different loan products, the risk is reduced. Accordingly, we have not recorded a discretionary reserve as of June 30, 2025 and December 31, 2024.

Specific Loan Reserves - Previously, we had identified credit weaknesses and borrower repayment weakness with Asili, which has a current principal and interest balance of $884,000 and have recorded a loan loss reserve for the full balance due the Company as of December 31, 2024. The Company had also previously identified credit weakness in Puradigm and has placed a reserve approximating $5,768,000 against the outstanding principal and interest as of December 31, 2024 of their two loans. Previously, the Company identified credit weakness in Stemtech and has placed a reserve approximating $1,045,000 against the outstanding principal and interest as of December 31, 2024. During the first quarter of 2024, the Company identified credit weakness in VEII and an individual and has placed a reserve approximating $959,000 against the outstanding principal and interest as of March 31, 2024. There has been no change to this amount. Also, during the first quarter of 2024, the Company identified credit weakness in BMIC, a related party, and has placed a reserve approximating $211,000 against the outstanding principal and interest as of March 31, 2024, later adjusted to $196,000 as of September 30, 2024. The Company identified credit weakness with WUURII and has placed a $234,000 reserve against the outstanding principal and interest as of December 31, 2024 and reserved for the remaining outstanding balance of approximately $233,000 as of June 30, 2025. The Company has also identified credit weakness with an individual and has placed a $135,000 reserve against the outstanding principal and interest as of December 31, 2024, and reserved for an approximate $17,000 against the outstanding principal and interest for another individual as of June 30, 2025. No additional reserves were deemed necessary as of June 30, 2025.

8. Disposal of assets

On March 27, 2025, the Company finalized the sale of its Plano, Tx. Facility for a gross sales price of $9,500,000. The associated asset was previously classified as held for sale in the amount of $9,750,000, resulting in a loss on the sale of approximately $727,000 after related expenses.

9. Investments

Alset International Limited, related party

The Company owns 127,179,291 shares or approximately 4% of the outstanding shares of Alset International Limited (“Alset Intl”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. This investment is classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of June 30, 2025 and December 31, 2024, was approximately $2,098,000 and $2,518,000, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded unrealized loss of approximately $420,000 and $356,000, respectively.

True Partners Capital Holding Limited

The Company owns 81,836,908 shares of True Partners Capital Holding Limited (“True Partners”), a publicly listed company on the Hong Kong Stock Exchange. On February 28, 2022, the Company entered into a Stock Purchase Agreement with Alset EHome International Inc. (“AEI”), pursuant to which AEI has agreed to sell a subsidiary holding 62,336,908 shares of stock of True Partner Capital Holding Limited exchange for 17,570,948 shares of common stock of the Company (the “DSS Shares”). The Company’s Executive Chairman and a significant stockholder, Heng Fai Ambrose Chan is the Chairman, Chief Executive Officer and largest shareholder of AEI. Further, on February 20, 2025, the Company acquired an additional 19,500,000 shares of True Partners. The fair value of the marketable security as of June 30, 2025 and December 31, 2024, was approximately $4,689,000 and $3,815,000, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded unrealized loss of approximately $126,000 and a gain of approximately $11,000, respectively.

WestPark Capital Group, LLC.

On December 30, 2020, the Company signed a binding letter of intent with WestPark Capital Group, LLC. (“WestPark”) and Century TBD, Inc. (“TBD”) where the parties agreed to prepare a note and stock exchange agreement whereby DSS will assign the TBD Note to WestPark and WestPark shall issue to DSS a stock certificate reflecting 7.5% of the issued and outstanding shares of West Park. This note and stock exchange agreement was finalized during the first quarter 2022 and valued at approximately $500,000 and is included in Investments on the consolidated balance sheet on June 30, 2025 December 31, 2024.

BMI Capital International LLC, related party

On September 10, 2020, the Company’s wholly owned subsidiary DSS Securities, Inc. entered into membership interest purchase agreement with BMI Financial Group, Inc. a Delaware corporation (“BMIF”) and BMI Capital International LLC, a Texas limited liability company (“BMIC”) whereas DSS Securities, Inc. purchased 14.9% membership interests in BMIC for $100,000. DSS Securities also had the option to purchase an additional 10% of the outstanding membership interest which it exercised for $100,000 in January of 2021 and increased its ownership to 24.9%. The Company is currently accounting for this investment under the equity method of accounting per ASC 323. The Company’s portion of net loss in BMIC during the three months ended June 30, 2025 and 2024, approximated $5,000 and $7,000, respectively.

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

10. Short-Term and Long-Term Debt

Promissory Notes - On May 20, 2021, Premier Packaging entered into master loan and security agreement (“BOA Note”) with Bank of America, N.A. (“BOA”) to secure financing approximating $3,710,000 to purchase and use as collateral, a new Heidelberg XL 106-7+L printing press. The aggregate principal balance outstanding under the BOA Note shall bear interest at a variable rate on or before the loan closing. As of June 30, 2025, and December 31, 2024, the outstanding principal on the BOA Note was $2,179,000 and $1,647,000, respectively and had an interest rate of 4.63%. As of June 30, 2025, $532,000 was included in the Current portion of long-term debt, net, and the remaining balance of approximately $1,783,000 is recorded as Long-term debt. As of December 31, 2024, $520,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $1,916,000 recorded as long-term debt. This note matures in April of 2029. Interest expense for the six months ended June 30, 2025 and 2024 approximated $54,000 and $66,000, respectively. The BOA Note contains certain covenants that are analyzed annually. As of June 30, 2025, Premier is in compliance with these covenants.

On August 1, 2021, AMRE Shelton, LLC., (“AMRE Shelton”) a subsidiary of AMRE, entered into a loan agreement (“Shelton Agreement”) with Patriot Bank, N.A. (“Patriot Bank”) in an amount up to $6,155,000, with the amount financed approximating $5,105,000. The Shelton Agreement contains monthly payments of principal and an initial interest of 4.25%. The interest will be adjusted commencing on July 1, 2026 and continuing for the next succeeding 5-year period shall be determined one month prior to the change date and shall be an interest rate equal to two hundred fifty (250) basis points above the Federal Home Loan Bank Boston 5-Year/25-Year amortizing advance rate, but in no event less than 4.25% for the term of 120 months with a balloon payment approximating $2,829,000 due at term end. The funds borrowed were used to purchase a 40,000 square foot, 2.0 story, Class A+ multi-tenant medical office building located on a 13.62-acre site, which serves as collateral for the Shelton Agreement. The purchase price has been allocated as $4,640,000, $1,600,000, and $325,000 for the facility, land, and tenant improvements, respectively. Also included in the value of the property is $585,000 of intangible assets with an estimated useful life of approximating 3 years. The net book value of these assets as of June 30, 2025, and December 31, 2024, approximated $6,332,000. As of June 30, 2025, the outstanding principal and interest of approximately $4,328,000, net of $12,000 in deferred financing costs. As of June 30, 2025, approximately $221,000 is classified as Current portion of long-term debt on assets held -for-sale, net with the remaining $4,107,000 classified as Non-current liabilities held for sale assets on the consolidated balance sheet. Interest expense for the six months ended June 30, 2025 and 2024 approximated $93,000 and $98,000, respectively. As of December 31, 2024, the outstanding principal and interest of approximately $4,424,000, net of $27,000 in deferred financing costs, is classified as Current portion of long-term debt on assets held-for-sale, net on the consolidated balance sheet. This agreement matures in July of 2031.

On October 13, 2021, LVAM entered into loan agreement with BMIC (“BMIC Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be adjusted at the maturity date. The BMIC loan contains an auto renewal period of three months, with a current maturity date of July 2025. As of June 30, 2025, and December 31, 2024, the outstanding principal and interest of approximately $464,000 and $463,000, respectively, are included in Current portion of long-term debt – related party, net on the consolidated balance sheet.

On October 13, 2021, LVAM entered into a loan agreement with Lee Wilson Tsz Kin (“Wilson Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be calculated at the maturity date. The Wilson Loan matures on October 12, 2022, and contains an auto renewal period of three months with a current maturity date of July 2025. As of March 31, 2025, and December 31, 2024, the outstanding principal and interest of approximately $145,000 and $145,000, respectively, are included in Current portion of long-term debt – related party, net on the consolidated balance sheet.

On November 2, 2021, AMRE LifeCare entered into a loan agreement (“LifeCare Agreement”) with Pinnacle Bank, (“Pinnacle Bank”) in the amount of $40,300,000. The LifeCare Agreement supported the acquisition of three medical facilities located in Fort Worth, Texas, Plano, Texas (sold in March 2025), and Pittsburgh, Pennsylvania for a purchase price of $62,000,000. These assets are classified as investments, real estate on the consolidated balance sheet, and serves as collateral for the LifeCare Agreement. The purchase price has been allocated as $32,100,000, $12,100,000, and $1,500,000 for the facility, land and site improvements, respectively. Also included in the value of the property is $15,901,000 of intangible assets with estimated useful lives ranging from 1 to 11 years. The net book value of the assets acquired as of June 30, 2025 is approximately $24,722,000. The LifeCare Agreement calls for the principal amount of the in equal, consecutive monthly instalments based upon a twenty-five (25) year amortization of the original principal amount of the LifeCare Agreement at an initial rate of interest equal to the interest rate determined in accordance as of July 29, 2022 provided, however, such rate of interest shall not be less than 4.28%, with the first such instalment being payable on August 29, 2022 and subsequent instalments being payable on the first day of each succeeding month thereafter until the maturity date, at which time any outstanding principal and interest is due in full. The affective interest rate at June 30, 2025 was 7.9%. As of June 30, 2025, and December 31, 2024, the outstanding principal and interest of the LifeCare agreement approximates $39,034,000 and $46,069,000, respectively, and is included in Current portion of long-term debt on assets held-for-sale, net on the consolidated balance sheet. Interest expense for the six months ended June 30, 2025 and 2024 approximated $1,572,000 and $1,954,000, respectively. This note is in default and demand was made for final payment to be made by December 22, 2023. As of June 30, 2025, this amount is past due.

On March 17, 2022, AMRE Winter Haven, LLC (“AMRE Winter Haven”) and Pinnacle Bank (“Pinnacle”) entered into a term loan (“Pinnacle Loan”) whereas Pinnacle lent to AMRE Winter Haven the principal sum of $2,990,000, maturing on March 7, 2024 (later extended to July 7, 2024) to acquire a medical facility located in Winter Haven, Florida for a purchase price of $4,500,000. The assets acquired are classified as investments, real estate on the consolidated balance sheet, and serves as collateral for the Pinnacle Loan. The purchase price has been allocated as $3,200,000, $1,000,000, and $222,000 for the facility, land and site and tenant improvements, respectively. Also included in the value of the property is $29,000 of intangible assets with an estimated useful life of approximately 5 years. The net book value of the assets acquired as of June 30, 2025 is approximately $4,396,000. Payments are to be made in equal, consecutive installments based on a 25-year amortization period with interest at 4.28%. The first installment is due January 1, 2023. This AMRE Winter Haven note is currently due and has an effective interest rate of 9.6%. The outstanding principal and interest, approximates $3,051,000 and is included in Current portion of long-term debt on assets held-for-sale, net long-term debt, net on the accompanying consolidated balance sheet at June 30, 2025. The outstanding principal and interest, approximates $3,040,000 and is included in Current portion of long-term debt on assets held-for-sale, net long-term debt, net on the accompanying consolidated balance sheet at December 31, 2024. Interest expense approximates $142,000 and $148,000 for the six months ended June 30, 2025 and 2024, respectively. This note was assumed by SMS Financial on August 15, 2024. This note is in default and demand was made for final payment to be made by December 22, 2023. As of June 30, 2025, this amount is past due.

On March 30, 2023, Premier Packaging, a subsidiary of the Company entered into a loan and security agreement with Union Bank & Trust Company for the principal amount of $790,000 and shall accrued interest at the rate of 7.44%. Principal and interest shall be repaid in the approximate amount of $14,000 through March 2029. This loan is collateralized by a Bobst Model Novacut and is guaranteed by DSS, Inc. As of June 30, 2025, the outstanding principal and interest approximates $544,000 of which $127,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $417,000 recorded as long-term debt. As of December 31, 2024, the outstanding principal and interest approximates $605,000 of which $123,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $482,000 recorded as long-term debt. Interest expense for the six months ended June 30, 2025 and 2024 approximated $22,000 and $25,000, respectively.

A summary of scheduled principal payments of long-term debt, not including revolving lines of credit, subsequent to June 30, 2025, are as follows:

Year	Notes payable	Notes payable - related party	Total
2025	$36,717,000	$616,000	$37,333,000
2026	902,000	-	902,000
2027	947,000	-	947,000
2028	995,000	-	995,000
2029	494,000	-	494,000
Thereafter	3,206,000	-	3,206,000
	$43,261,000	$616,000	$43,877,000

11. Lease Liability

The Company has operating leases predominantly for operating facilities. As of June 30, 2025, the remaining lease terms on our operating leases range from less than one to nine years. Renewal options to extend our leases have not been exercised due to uncertainty. Termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants. There are no significant finance leases as of June 30, 2025.

Future minimum lease payments as of June 30, 2025 are as follows:

Maturity of Lease Liability:

Totals
2025	$421,000
2026	839,000
2027	808,000
2028	824,000
2029	840,000
Thereafter	4,074,000
Total lease payments	7,806,000
Less: Imputed Interest	(1,202,000)
Present value of remaining lease payments	$6,604,000

Current	$593,000
Noncurrent	$6,011,000

Weighted-average remaining lease term (years)	9.1

Weighted-average discount rate	3.8%

Total cash paid for leases during the six months ended June 30, 2025 and 2024 approximated $440,000 and $498,000, respectively.

12. Commitments and Contingencies

License Agreement – On March 19, 2022, Impact BioMedical entered into a License Agreement (“Equivir License”) with a third-party (“Licensee”) where the Licensor is granted the right, amongst other things, to develop, commercialize, and sell the Company’s Equivir technology. In exchange, the Licensee shall pay the Company a royalty of 5.5% of net sales. Under the terms of the Equivir Agreement, the Company shall reimburse the Licensee for 50% of the development costs provided that the development costs shall not exceed $1,250,000. As of June 30, 2025 and December 31, 2024, a liability of $0 has been recorded in relation to the Equivir License.

Royalty Agreement - On August 15, 2018, the Impact BioMedical entered into Royalty Agreement with Chemia Corporation (“Chemia”) pursuant to which Chemia transferred to the Company all of its right to 3F (Functional Fragrance Formulation). This agreement has a 20-year term and auto renews for a period of 1 year unless mutually agreed upon by both parties. 3F consists of 3F Mosquito Repellant and 3F Anti-Viral formulations. Based on the Royalty Agreement, the Company should cover all the costs to prepare and finalize necessary patent application and other intellectual property related to 3F. Chemia agreed to support the Company in efforts leading to development of 3F intellectual property and it is licensing. Based on Royalty Agreement any payments received from development, sales, licensing or transfer of 3F technology will be paid 50% to the Company and 50% to Chemia. On November 27, 2018, Company and Chemia signed an Addendum to Royalty Agreement (“Addendum”), according to which the Company granted Chemia a royalty-based limited license for purposes of making and selling fragrances embodying the 3F technology. Based on the Addendum, Chemia should pay the Company 5% of net sales in royalty. On November 8, 2019, both companies entered into Amendment no.1 to Royalty Agreement, based on which certain expenses borne by the Company towards patent application and licensing should be reimbursed to the Company before any royalty payments are made. For the six months ended June 30, 2025 and 2024, there were no reimbursements or royalties paid to the Company and the Company cannot be assured that Chemia’s efforts will end up in any future sales of the technology.

13. Stockholders’ Equity

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

On March 21, 2025, DSS, the parent company of Impact Biomedical, Inc. completed the sale of 499,800 shares of Impact Biomedical common stock. These shares were acquired by DSS during Impact’s initial public offering on September 16, 2024. The sale of these shares, which were previously held by DSS as part of its ownership interest in Impact, was completed for a total value of $1,500,000, which represents the consideration received from the transaction. With this sale, the shares are now publicly held and are no longer held by DSS.

On April 4, 2025, DSS, the parent company of Impact Biomedical, Inc. completed the sale of 890,800 shares of Impact Biomedical common stock. These shares were acquired by DSS during Impact’s initial public offering on September 16, 2024. The sale of these shares, which were previously held by DSS as part of its ownership interest in Impact, was completed for a total approximate value of $845,000, which represents the consideration received from the transaction. With this sale, the shares are now publicly held and are no longer held by DSS.

On April 4, 2025, DSS, the parent company of Impact Biomedical, Inc. completed the sale of 115,600 shares of Impact Biomedical common stock. These shares were acquired by DSS during Impact’s initial public offering on September 16, 2024. The sale of these shares, which were previously held by DSS as part of its ownership interest in Impact, was completed for a total approximate value of $63,000, which represents the consideration received from the transaction. With this sale, the shares are now publicly held and are no longer held by DSS.

Stock-Based Compensation - The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors, and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the six months ended June 30, 2025 and 2024, there were none.

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

On June 30, 2025, the Company issued 100,000 shares of the Company’s common stock as payment of legal fees incurred associated with the Company’s merger and share exchange agreement with Dr. Ashleys Limited.

Stock-Based Compensation – The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. On October 1, 2024, 880,000 option grants with a purchase price of $3.00 per share were awarded to certain officers, directors and consultants of the Company. These options have various vesting periods, and all expire on October 31, 2031. Potential proceeds of these grants is $2,640,000 and are fair valued using a Black-Scholes model at approximately $50,000. The Company record stock based compensation expense of approximately $4,000 and $19,000 for the six month and year ended June 30, 2025 and the year ended December 31, 2024, respectively, and is included in Sales, general and administrative compensation (inclusive of stock based compensation) on the accompanying Statement of Operations.

14. Supplemental Cash Flow Information

The following table summarizes supplemental cash flows for the six months ended June 30, 2025 and 2024:

	2025	2024

Cash paid for interest	$1,963,000	$501,000

Non-cash investing and financing activities:
Shares issued in lieu of bonus cash	$870,000	$-
Shares issued in lieu of cash as payment for legal services	$190,000	$-
Stock based compensation	$4,000	$-

15. Segment Information

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

Approximate information concerning the Company’s operations by reportable segment for the three and six months ended June 30, 2025 and 2024 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Three Months Ended June 30, 2025	Product Packaging	Commercial Lending	Direct Marketing	Biotechnology	Securities	Corporate	Total
Revenue	$4,288,000	$9,000	$-	$7,000	$981,000	$-	$5,285,000
Cost of revenue	4,094,000	234,000	(7,000)	13,000	1,165,000	-	5,499,000
Gross profit (loss)	194,000	(225,000)	7,000	(6,000)	(184,000)	-	(214,000)
Operating expense	754,000	75,000	34,000	1,024,000	737,000	426,000	3,050,000
Operating income (loss)	(560,000)	(300,000)	(27,000)	(1,030,000)	(921,000)	(426,000)	(3,264,000)
Other income (expense)	(37,000)	(170,000)	(7,000)	3,000	107,000	922,000	818,000
Net income (loss) from continuing operations before taxes	(597,000)	(470,000)	(35,000)	(1,027,000)	(814,000)	496,000	(2,607,000)

Three Months Ended June 30, 2024	Product Packaging	Commercial Lending	Direct Marketing	Biotechnology	Securities	Corporate	Total
Revenue	$3,539,000	$44,000	$3,000	$1,000	$624,000	$-	$4,211,000
Cost of revenue	3,598,000	-	-	9,000	2,066,000	-	5,673,000
Gross profit (loss)	(59,000)	44,000	3,000	(8,000)	(1,442,000)	-	(1,462,000)
Operating expense	823,000	120,000	94,000	663,000	998,000	775,000	3,473,000
Operating income (loss)	(882,000)	(76,000)	(91,000)	(671,000)	(2,440,000)	(775,000)	(4,935,000)
Other income (expense)	(29,000)	578,000	195,000	3,000	(127,000)	(827,000)	(207,000)
Net income (loss) from continuing operations before taxes	(911,000)	502,000	104,000	(668,000)	(2,567,000)	(1,602,000)	(5,142,000)

Six Months Ended June 30, 2025	Product Packaging	Commercial Lending	Direct Marketing	Biotechnology	Securities	Corporate	Total
Revenue	$8,286,000	$30,000	$-	$21,000	$1,900,000	$-	$10,237,000
Cost of Revenue	7,895,000	212,000	(7,000)	24,000	2,561,000	-	10,685,000
Gross profit (loss)	391,000	(182,000)	7,000	(3,000)	(661,000)	-	(448,000)
Operating expense	1,464,000	140,000	68,000	2,080,000	899,000	1,891,000	6,542,000
Operating income (loss)	(1,073,000)	(322,000)	(61,000)	(2,083,000)	(1,560,000)	(1,891,000)	(6,990,000)
Other income (expense)	(75,000)	(416,000)	(1,000)	46,000	(970,000)	598,000	(818,000)
Net loss from continuing operations	(1,148,000)	(738,000)	(62,000)	(2,037,000)	(2,530,000)	(1,293,000)	(7,969,000)

Six Months Ended June 30, 2024	Product Packaging	Commercial Lending	Direct Marketing	Biotechnology	Securities	Corporate	Total
Revenue	$6,620,000	$146,000	$3,000	$2,000	$1,311,000	$-	$8,082,000
Cost of revenue	6,365,000	469,000	-	19,000	3,810,000	-	10,663,000
Gross profit (loss)	255,000	(323,000)	3,000	(17,000)	(2,499,000)	-	(2,581,000)
Operating expense	1,547,000	234,000	154,000	1,467,000	2,122,000	1,511,000	7,035,000
Operating income (loss)	(1,292,000)	(557,000)	(151,000)	(1,484,000)	(4,621,000)	(1,511,000)	(9,616,000)
Other income (expense)	(75,000)	(324,000)	186,000	(126,000)	(284,000)	13,000	(610,000)
Net income (loss) from continuing operations	(1,367,000)	(881,000)	35,000	(1,610,000)	(4,905,000)	(1,498,000)	(10,226,000)

The following tables disaggregate our business segment revenues by major source:

Printed Products Revenue Information:

Three months ended June 30, 2025
Packaging Printing and Fabrication	$4,150,000
Commercial and Security Printing	122,000
Real Property Rental Income	16,000
Total Printed Products	$4,288,000

Three months ended June 30, 2024
Packaging Printing and Fabrication	$3,434,000
Commercial and Security Printing	87,000
Real Property Rental Income	18,000
Total Printed Products	$3,539,000

Six months ended June 30, 2025
Packaging Printing and Fabrication	$7,966,000
Commercial and Security Printing	257,000
Real Property Rental Income	32,000
Total Printed Products	$8,255,000

Six months ended June 30, 2024
Packaging Printing and Fabrication	$6,287,000
Commercial and Security Printing	278,000
Real Property Rental Income	34,000
Total Printed Products	$6,599,000

Biotechnology

Three months ended June 30, 2025
Retail internet sales	$7,000
Total Biotechnology	$7,000

Three months ended June 30, 2024
Retail internet sales	$1,000
Total Biotechnology	$1,000

Six months ended June 30, 2025
Retail internet sales	$21,000
Total Direct Marketing	$21,000

Six months ended June 30, 2024
Retail internet sales	$2,000
Total Direct Marketing	$2,000

Securities Revenue Information

Three months ended June 30, 2025
Rental income	$699,000
Commission income	$282,000
Total Rental Income	$981,000

Three months ended June 30, 2024
Rental income	$420,000
Commission income	$204,000
Total Rental Income	$624,000

Six months ended June 30, 2025
Rental income	$1,429,000
Total Rental Income	$1,429,000

Six months ended June 30, 2024
Rental income	$838,000
Total Rental Income	$838,000

Commercial Lending Revenue Information:

Three months ended June 30, 2025
Net Investment Income	$9,000
Total Investment Income	$9,000

Three months ended June 30, 2024
Net Investment Income	$44,000
Total Rental Income	$44,000

Six months ended June 30, 2025
Net investment income	$29,000
Total Management fee income	$29,000

Six months ended June 30, 2024
Net Investment Income	$136,000
Total Management fee income	$136,000

16. Related Party Transactions

The Company owns 127,179,291 shares or approximately 4% of the outstanding shares of Alset International Limited (“Alset Intl”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. This investment is classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of June 30, 2025 and December 31, 2024, was approximately $2,098,000 and $2,518,000, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded unrealized loss of approximately $420,000 and $356,000, respectively.

On September 10, 2020, the Company’s wholly owned subsidiary DSS Securities, Inc. entered into membership interest purchase agreement with BMI Financial Group, Inc. a Delaware corporation (“BMIF”) and BMI Capital International LLC, a Texas limited liability company (“BMIC”) whereas DSS Securities, Inc. purchased 14.9% membership interests in BMIC for $100,000. DSS Securities also had the option to purchase an additional 10% of the outstanding membership interest which it exercised for $100,000 in January of 2021 and increased its ownership to 24.9%. The Company is currently accounting for this investment under the equity method of accounting per ASC 323. The Company’s portion of net loss in BMIC during the three months ended June 30, 2025 and 2024, approximated $5,000 and $7,000, respectively. BMIC is a broker-dealer registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”). The Company’s chairman of the board and another independent board member of the Company also have ownership interest in BMIC.

On February 28, 2022, the Company entered into a Stock Purchase Agreement with Alset EHome International Inc. (“AEI”), pursuant to which AEI has agreed to sell a subsidiary holding 62,336,908 shares of stock of True Partner Capital Holding Limited exchange for 17,570,948 shares of common stock of the Company (the “DSS Shares”). The Company’s Executive Chairman and a significant stockholder, Heng Fai Ambrose Chan is the Chairman, Chief Executive Officer and largest shareholder of AEI.

On August 29, 2022, DSS Financial Management Inc and BMI Capital, Inc. (“BMIC”), a related party, entered into a promissory note (“Note 8”) in the principal sum of $100,000 with interest of 8%, is due in three quarterly instalments beginning on September 14, 2022. All unpaid principal and interest is due on August 29, 2025. The outstanding principal and interest at June 30, 2025, and December 31, 2024 approximated $83,000, and was fully reserved for as of June 30, 2025 and December 31, 2024. DSS owns 24.9% of the outstanding common shares of BMIC.

On May 8, 2023, DSS Financial Management Inc and BMIC entered into a promissory note (“Note 9”) in the principal sum of $102,000 with interest at the prime rate plus 2% (10.5% at September 30, 2024 and December 31, 2023) with a maturity date of May 7, 2026. . The outstanding principal and interest at June 30, 2025, and December 31, 2024 approximated $110,000, and was fully reserved for as of June 30, 2025 and December 31, 2024. DSS owns 24.9% of the outstanding common shares of BMIC.

On July 26, 2022, APF and VEII, Inc. (“VEII”) entered into a promissory note (“Note 10”) in the principal sum of $1,000,000 with interest of 8% with all unpaid principal and interest due on July 26, 2024. This note was amended so that all unpaid principal and interest is due July 26, 2025. The outstanding principal and interest as of June 30, 2025 and December 31, 2024 approximates $959,000. Approximately $959,000 of this note was reserved for as of December 31, 2024. The outstanding principal and interest on December 31, 2023, approximates $939,000, net of $20,000 of unamortized origination fees and is included in notes receivable on the accompanying consolidate balance sheet. Heng Fai Ambrose Chan, the Chairman of DSS, Inc is also the on the board of directors of VEII.

On October 13, 2021, LVAM entered into loan agreement with BMIC (“BMIC Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be adjusted at the maturity date. The BMIC loan contains an auto renewal period of three months, with a current maturity date of July 2025. As of June 30, 2025, and December 31, 2024, the outstanding principal and interest of approximately $464,000 and $463,000, respectively, are included in Current portion of long-term debt – related party, net on the consolidated balance sheet.

On October 13, 2021, LVAM entered into a loan agreement with Lee Wilson Tsz Kin (“Wilson Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be calculated at the maturity date. The Wilson Loan matures on October 12, 2022, and contains an auto renewal period of three months with a current maturity date of July 2025. As of March 31, 2025, and December 31, 2024, the outstanding principal and interest of approximately $145,000 and $145,000, respectively, are included in Current portion of long-term debt – related party, net on the consolidated balance sheet.

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

17. Subsequent Events

The Company has evaluated all subsequent events and transactions through August 14, 2025 the date that the condensed consolidated financial statements were available to be issued and noted no subsequent events requiring financial statement recognition or disclosure other than noted below:

On June 21, 2025, Impact BioMedical Inc. (“Impact”), Dr Ashleys Limited, a Cayman Islands exempted company limited by shares (“PubCo”), Dr Ashleys Nevada Sub, Inc., a Nevada corporation and wholly-owned subsidiary of PubCo (“Merger Sub”), Dr Ashleys Bio Labs Limited, a Cayman Islands exempted company limited by shares (“Dr Ashleys Cayman”), and Kanans Visvanats (a.k.a. Kannan Vishwanatth), a Latvian national, solely in his capacity as the sole shareholder of Dr Ashleys (“Dr Ashleys Shareholder”) entered into a Merger and Share Exchange Agreement (the “Merger Agreement”). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, (i) Merger Sub shall be merged with and into Impact with Impact being the surviving entity (the “Merger”), and (ii) simultaneous with or immediately following the Merger, PubCo shall acquire all of the issued and outstanding ordinary shares of Dr Ashleys Cayman from the Dr Ashleys Shareholder (the “Share Exchange”). This transaction is expected to close during the fourth quarter of 2025.

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

Results of operations for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024.

This discussion should be read in conjunction with the financial statements and footnotes contained in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2024.

Revenue

	Three months ended June 30, 2025	Three months ended June 30, 2024	% Change	Six months ended June 30, 2025	Six months ended June 30, 2024	% Change
Product Packaging	$4,288,000	$3,536,000	21%	$8,287,000	$6,633,000	25%
Securities	981,000	626,000	57%	1,900,000	1,311,000	45%
Commercial Lending	9,000	48,000	-81%	29,000	136,000	-79%
Biotechnology	7,000	1,000	600%	21,000	2,000	950%

	$5,285,000	$4,211,000	26%	$10,237,000	$8,082,000	27%

For the six months ended June 30 2025, total revenue increased 27% as compared to the six months ended June 30, 2024. The increase in Printed Product revenue of approximately 25% is driven by new customer orders as well as existing customer orders exceeding their forecasts. The increases in Securities revenue of approximately 45% is driven by an increase in rental income by new tenants at AMRE LifeCare Pittsburgh facility beginning to making rental payments in the second half of 2024. The decreases in Commercial lending revenue of approximating 79% is due to a number of loans made going on non-accrual as borrowers have struggled to make expect payments. Biotechnology revenue is driven by sales of the Company’s air purification Celios brand.

Costs and Expenses

		Three months ended June 30, 2025	Three months ended June 30, 2024	% Change	Six months ended June 30, 2025	Six months ended June 30,2024	% Change

Cost of revenue
Printed products	Product Packaging	$4,094,000	$3,598,000	14%	$7,895,000	$6,365,000	24%
Securities	Securities	1,165,000	2,066,000	-44%	2,561,000	3,810,000	-33%
Biotechnology	Biotechnology	13,000	9,000	44%	24,000	19,000	26%
Commercial lending	Commercial Lending	234,000	-	N/A	212,000	469,000	-55%
Direct marketing	Direct Marketing	(7,000)	-	N/A	(7,000)	-	N/A
Sales, general and administrative compensation		1,122,000	1,215,000	-8%	3,167,000	2,443,000	30%
Professional fees		492,000	446,000	10%	1,131,000	1,305,000	-13%
Stock based compensation		2,000	-	N/A	4,000	-	N/A
Sales and marketing		423,000	449,000	-6%	824,000	943,000	-13%
Rent and utilities		133,000	291,000	-54%	259,000	427,000	-39%
Research and development		75,000	121,000	-38%	178,000	304,000	-41%
Other operating expenses		964,000	951,000	1%	1,140,000	1,613,000	-29%

Total costs and expenses		$8,710,000	$9,146,000	-5%	$17,338,000	$17,698,000	-2%

Costs of revenue includes all direct costs of the Company’s printed products, including its packaging and printing sales and its direct marketing sales, materials, direct labor, transportation, and manufacturing facility costs. In addition, this category includes all direct costs associated with the Company’s technology sales, services and licensing including hardware and software that are resold, third-party fees, and fees paid to inventors or others because of technology licenses or settlements, if any. Cost of revenue for our REIT line of business includes all direct cost associated with the maintenance and upkeep of the related facilities, depreciation, amortization and the costs to acquire the facilities. Our Commercial Lending operating segment has costs of revenue associated with the impairment of notes receivable for those amounts at risk of collection. Total costs of revenue remained flat for the six months ended June 30, 2025 as compared to June 30, 2024. Cost of revenue increased at our Printed products business line driven by an increase in revenue which was offset by decrease in cost of revenue within our REIT business driven by the sale of the Plano, Tx facility as well as new tenants at our Pittsburgh, PA facility paying related cost previously paid for by the Company.

Sales, general and administrative compensation costs, excluding stock-based compensation, increased 30% for six months ended Jun 30, 2025 as compared to 2024 is primarily due to bonus awarded to Heng Fai Holdings Limited (“HFHL”), a Hong Kong Company, which is beneficially owned by Mr. Heng Fai Ambrose Chan, Director of DSS, Inc., for services rendered. The issuance was approved by the board of directors on January 31, 2025.

Professional fees decreased 13% for six months ended June 30, 2025 as compared to 2024 due primarily to efforts taken to decrease these costs as the Company continues to drive savings in non-essential areas.

Stock based compensation includes expense charges for all stock-based awards to employees, directors, and consultants of Impact Bio. Such awards can include option grants, warrant grants, and restricted and unrestricted stock awards. These types of awards were not used prior to the Company’s IPO in September 2024.

Sales and marketing which include internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses. Sales and marketing decreased 13% during the six months ended June 30, 2025 as compared to 2024 due to decreases in marketing, and travel costs within our Printed Products division.

Rent and utilities decreased 39% during the six months ended June 30, 2025 as compared to 2024 primarily due to end of the lease in office space in California for the Company’s DSS Wealth Management subsidiary.

Research and development costs represent costs consisting primarily of independent, third-party testing of the various properties of each technology the Company owns possesses as well as research on new technologies. These costs decreased 41% the six months ended June 30, 2025 as compared to June 30, 2024, due primarily to decreased efforts in this area post Impact Bio’s IPO in September 2024.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, and insurance costs. These costs decreased approximately 29% during the six months ended June 30, 2025 as compared to June 30, 2024, primarily due to collections of previously written-off of accounts receivable associated with our AMRE LifeCare facilities of approximately $600,000.

Other Income (Expense)

	Three months ended June 30, 2025	Three months ended June 30, 2024	% Change	Six months ended June 30, 2025	Six months ended June 30,2024	% Change

Interest Income	$25,000	$195,000	-87%	$33,000	$302,000	-89%
Other Income	-	12,000	-100%	$9,000	$38,000	-76%
Interest Expense	(123,000)	(142,000)	-13%	$(156,000)	$(190,000)	-18%
Foreign Currency Translation Adjustment	3,000	(9,000)	-133%	$-	$(14,000)	-100%
(Loss)/gain on equity method investment	(2,000)	8,000	-125%	$(5,000)	$7,000	-171%
Gain (loss) on investments	1,557,000	(383,000)	-507%	$627,000	$(572,000)	-210%
Impairment of intangible assets	(600,000)	-	N/A	$(600,000)	$-	N/A
Provision for loan losses	-	(53,000)	-100%	$-	$(346,000)	-100%
(Loss)/gain on sale	(43,000)	165,000	-126%	$(727,000)	$165,000	-541%

Total other income (expense)	$818,000	$(207,000)	495%	$(818,000)	$(610,000)	-34%

Interest income is recognized on the Company’s money markets, and a portion of notes receivable, identified in Note 4. The decrease in interest income is driven by several notes being put on non-accrual as the related borrowers have shown an inability to pay timely.

Other income for the six months ended June 30, 2025 as compared to 2024 decreased 76% due primarily to income incurred in 2024 regarding the Company’s distribution agreement with BioMed Technologies that did not reoccur in 2025.

Interest expenses decreased 18% during the six months ended June 30, 2025, as compared to the same period in 2024, due to decreasing debt balances.

Loss on equity method investment is the Company’s prorated portion of earnings on its investments treated under the equity method of account for the six months ended June 30, 2025 as compared to 2024.

Gain (loss)on investments consists of net realized losses on marketable securities which are recognized as the difference between the purchase price and sale price of the common stock investment, and net unrealized losses on marketable securities which are recognized on the change in fair market value on our common stock investment. The decrease in loss on investment for the six months ended June 30, 2025 as compared to 2024 is driven by the performance of our stock portfolio, driven by the sale of Impact Bio stock acquired at the time of its IPO (see Note 12).

Impairment of intangible assets is a result of the Company resigning its position as the registered investment advisor (“RIA”) of the American First Mutual Funds. The related asset was acquired at the time the Company became the RIA in September 2021.

Provision for loan losses represents a reserve put against certain notes receivable deemed uncollectible. During the six months ended June 30, 2025, the Company reviewed the entire loan portfolio and determined no additional provisions for loan losses was necessary.

Loss on sale of real estate is driven by the sale of the Company’s Plano, Texas facility.

Net Loss

	Three months ended June 30, 2025	Three months ended June 30, 2024	% Change	Six months ended June 30, 2025	Six months ended June 30, 2025	% Change

Net loss	$(2,607,000)	$(4,954,000)	-47%	$(7,902,000)	$(10,063,000)	-21%

For the six months ended June 30, 2025 the Company recorded net losses of $7,902,000 as compared to net losses of $10,603,000 for the same period in 2024. The decrease in net loss is driven increases in revenue at our Printed products and Securities divisions of approximately $1,654,000 and $589,000 respectively. The Company also saw a gain in our investments of approximately $1,662,000 during this time frame. This is offset by the bonus paid to Heng Fai Holdings Limited of approximately $871,000 during the first quarter of 2025 as well as an approximate loss of $727,000 on the sale of the Company’s Plano, Tx facility.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its liquidity and capital requirements primarily through the sale of its equity securities and debt financing. As of June 30, 2025 the Company had cash of approximately $9.5 million. As of June 30, 2025, the Company believes that it will have access to sources of capital from the sale of its equity securities and debt financing, and thus believes that it has sufficient cash to meet its cash requirements for at least the next 12 months from the filing date of this Quarterly Report.

Cash Flow from Continuing Operating Activities

Net cash provided by operating activities was $430,000 for the six months ended June 30, 2025 as compared to cash used of $5,574,000 for six months ended June 30, 2024. This fluctuation is driven by decreases in net loss, after reconciling items, approximating $5,149,000.

Cash Flow from Investing Activities

Net cash provided by investing activities was $10,135,000 for the six months ended June 30, 2025 as compared to net cash provided by investing activities of $8,776,000 for the six months ended June 30, 2024. This fluctuation is driven by the sale of real estate approximating $9,500,000, the sale of marketable securities of approximately $116,000, and the sale of related party investments of approximately $1,500,000, offset by the purchase of marketable securities of approximately $1,000,000 during 2025 versus a sale of marketable securities of $0 during 2024. This is offset by receipts on Notes receivable of $4,044,000 in 2024 versus $163,000 in 2025.

Cash Flow from Financing Activities

Net cash used by financing activities was $12,511,000 for the six months ended June 30, 2025 as compared to net cash provided by financing activities of $902,000 for the six months ended June 30, 2024. This variance is driven by payments toward long term debt of $9,443,000 and payments on margin loans of $3,117,000 in 2025 versus payments toward long term debt of $1,269,000 in 2024 and no payments on margin loans during 2024.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues, or expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2024, describe the significant accounting policies and methods used in the preparation of the financial statements. There have been no material changes to such critical accounting policies as of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures for the quarter ended June 30, 2025, pursuant to Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation and on the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 which remained as of June 30, 2025, our principal executive officer and principal financial officer concluded that as of June 30, 2025, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is being recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is being accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2025 as the Company began implementation of the remediation steps described above, we believe that there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DSS, INC.

August 14, 2025	By:	/s/ Jason Grady
Jason Grady
Interim Chief Executive Officer
(Principal Executive Officer)

August 14, 2025	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer
(Principal Financial and Accounting Officer)

