Form 10-K
period 2025-12-31
DSS, INC.
filed 2026-03-31
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold, as reported on the NYSE American LLC exchange on June 30, 2025 was $2,767,603.

The number of shares of the registrant’s common stock outstanding as of March 12, 2026, was 9,992,518.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DSS, INC. & SUBSIDIARIES

PART I

ITEM 1 - BUSINESS

Overview

DSS, Inc. together with its consolidated subsidiaries (unless the context otherwise requires), referred to herein as “DSS,” “we,” “us,” “our” or the “Company”, currently operates four distinct business lines operate around the globe with primary operations in North America and Asia. The four divisions are:

1.	Product Packaging,
2.	Biotechnology,
3.	Commercial Lending,
4.	Securities and Investment Management

Each of these business lines are in various stages of development, growth, and income generation. Due to these variations in the business cycle, including differences in revenue and assets acquired, the Company is currently reporting financial information for four of these operating segments:

1.	Product Packaging,
2.	Biotechnology,
3.	Commercial Lending,
4.	Securities and Investment Management

As the other divisions grow and start generating material operations and revenue, those operating segments may be added to our financial segmental reporting.

Our divisions, their business lines, subsidiaries, and operating territories:

1.	Product Packaging: The Company’s consumer packaging and security printing business is led by its wholly owned subsidiary, Premier Packaging Corporation, Inc. (“Premier”), a New York corporation. Premier operates in the paper board and fiber based folding carton, consumer product packaging, and document security printing markets. It markets, manufactures, and sells sophisticated custom folding cartons, mailers, photo sleeves and complex 3-dimensional direct mail solutions. Premier is currently located in its new facility in Rochester, NY, and primarily serves the US market.

2.	Biotechnology: (“Biotech”) Biotechnology, a science-driven industry sector that uses living organisms and molecular biology to produce healthcare-related products. This division is committed to both funding research and developing intellectual property portfolio. It is currently focused on research in three main areas: (i) development of a universal therapeutic drug platform; (ii) a new sugar substitute; and (iii) a multi-use fragrance. Biotech discovers, confirms, and patents unique science and technologies which can be developed into new offerings in human healthcare and wellness in collaboration with external partners through licensing, co-development, joint ventures, and other relationships. By leveraging technology and new science with strategic partnerships, we provide advances in biopharmaceuticals and over the counter direct to consumer wellness offerings, and drug discovery for the prevention, inhibition, and treatment of neurological, oncology and immuno-related diseases. Assets of this group are organized under the holding company, DSS BioHealth Security, Inc. Its subsidiaries are currently operating in Houston, TX and Rochester, NY.

3.	Commercial Lending: American Pacific Financial, Inc. (“APF”) represents our Company’s commercial lending business line. APF provides financing solutions including commercial business lines of credit, land development financing, inventory financing, equipment financing, and third-party loan servicing.

4.	Securities and Investment Management: The Securities and Investment Management segment was established to develop and/or acquire assets in the securities trading and management arena and includes broker-dealer activities, investment advisory operations, and real estate-related investment entities. This segment includes DSS Securities, Inc., as well as affiliated broker-dealers and investment management platforms. It also includes real estate investment entities formed to acquire and lease healthcare-related properties. In April 2025, thew Company’s majority owned subsidiary Sentinel Brokers Company, Inc., a FINRA-registered broker-dealer subsidiary of the Company, received FINRA approval to act as an underwriter and selling group member for corporate securities offerings.

2025 RECAP

The following is a summary of the DSS reported transactions and investments since January 2025 that reflect the active advancements and investments in these business lines:

February 3, 2025 – DSS, Inc. issued a Letter to Shareholders outlining management’s strategic priorities for 2025, including operational efficiency, portfolio optimization, capital discipline, and long-term value creation initiatives.

February 26, 2025 – DSS, Inc. announced the sale of its Celios® air purification asset to Impact BioMedical Inc. in an all-equity transaction valued at approximately $1.15 million. The transaction was completed as part of the Company’s portfolio streamlining efforts.

April 24, 2025 – Sentinel Brokers Company, Inc., a FINRA-registered broker-dealer subsidiary of DSS, Inc., announced that it received FINRA approval to act as an underwriter and selling group member for corporate securities offerings, including IPOs and follow-on offerings.

May 22, 2025 – DSS, Inc. reported financial results for the first quarter ended March 31, 2025. The Company reported year-over-year revenue growth, increased printed product sales within the Product Packaging segment, increased rental income within its real estate portfolio, and the completion of the sale of its Plano, Texas facility for $9.5 million. The Company disclosed that a portion of the proceeds was used to reduce outstanding debt.

June 24, 2025 – DSS, Inc.’s subsidiary, Impact BioMedical Inc., announced that it entered into a definitive merger agreement with Dr. Ashleys Limited. The transaction was structured as a reverse merger and, if consummated, is expected to result in a combined public entity listed on the NYSE American.

August 18, 2025 – Impact BioMedical Inc. announced the issuance of a United States patent related to its 3F™ intellectual property portfolio, further expanding the Company’s patent protection in insect repellent and antimicrobial applications.

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

Premier Packaging Strategic Update and Progression

Premier Packaging Corp. is focusing on its core competencies and growth areas for 2025 and 2026, with a strong emphasis on expanding into targeted markets while enhancing internal capabilities. Here’s an update on the Company’s focus areas and plans:

Focus Areas & Growth Markets

1.	Key Growth Markets

○	Medical Device: Targeting the growing need for safe, compliant, and sustainable packaging solutions for medical products. This sector presents high-margin opportunities, especially for custom paperboard packaging that aligns with regulatory standards (cGMP certifications).

○	Food & Beverage: With increasing demand for sustainable packaging, Premier Packaging is targeting secondary food packaging. The company is exploring the potential for obtaining SQF (Safe Quality Food) certification, addressing the growing concern for food safety and sustainability in packaging.

○	Health & Beauty: The company is also focusing on providing cost-effective, sustainable packaging solutions for health and beauty products, particularly where companies are overpaying for high-end packaging.

○	Mailers: Although not currently investing heavily in this category, the company continues to monitor the opportunity for growth in this space.

2.	Sustainability Initiatives Premier is working towards aggressive sustainability certification and exploring green solutions across its offerings, ensuring that their products meet the growing demand for environmentally friendly packaging.

Key Strategic Initiatives for 2026

1.	Sales Team Development and Specialization: We will prioritize investment in comprehensive, specialized training programs tailored to the unique needs of our key sectors—Food & Beverage, Medical Devices, and Health & Beauty. By equipping our sales force with sector-specific knowledge and customer insights, we aim to drive deeper client relationships, accelerate revenue growth, and position our team as experts in delivering high-value, tailored packaging solutions.

2.	Capital Infrastructure and Technological Advancements: A critical component of our growth strategy for 2026 will be the strategic acquisition and installation of key capital assets. These investments will focus on advanced production technologies and equipment upgrades, including the procurement of glue systems, hot melt units, and enhanced press systems. These actions are expected to significantly expand production capacity, streamline operations, and improve product quality, contributing to both operational efficiency and customer satisfaction.

3.	Optimization of the Quotation Process: To improve our operational efficiency and market competitiveness, we will undertake a comprehensive review and optimization of our quoting process. By leveraging automation tools and advanced analytics, we aim to reduce lead times, enhance the accuracy of cost estimates, and improve our responsiveness to customer inquiries, thereby increasing overall sales conversion rates and strengthening our market position.

4.	Targeted Marketing and Brand Positioning: We will execute a focused marketing strategy designed to enhance brand visibility and reinforce our commitment to sustainability. This will include the development of impactful campaigns that highlight our leadership in eco-friendly packaging, showcase relevant case studies, and promote our ability to solve specific customer pain points. Additionally, we will strengthen our customer engagement initiatives, utilizing digital marketing channels, lead generation tactics, and thought leadership content to increase market penetration and foster long-term customer loyalty.

These strategic initiatives will be instrumental in positioning the company for sustained growth, profitability, and shareholder value in 2026 and beyond.

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

Sentinel Brokers Company

Sentinel Brokers Company (“Sentinel Brokers” or “Sentinel”), a majority owned subsidiary of the Company, operates as a registered broker-dealer and is subject to regulation by the Financial Industry Regulatory Authority (“FINRA”) and the U.S. Securities and Exchange Commission (“SEC”). During the year ended December 31, 2025, Sentinel Brokers continued to maintain its regulatory standing and focused on compliance infrastructure, supervisory controls, and operational readiness. The Company evaluated strategic opportunities to expand broker-dealer activities, including capital markets transactions, including IPOs and follow on offerings, and related advisory services, consistent with applicable regulatory requirements.

2026 Strategic Focus

For 2026, Sentinel Brokers intends to:

●	Maintain regulatory compliance and supervisory controls
●	Evaluate expansion of transactional capabilities, subject to regulatory approval
●	Assess potential capital markets engagements and advisory opportunities
●	Explore strategic partnerships where commercially appropriate

Reporting Operating Segments:

The Company reports its segment information to reflect the manner in which the Company’s chief operating decision maker (“CODM”) reviews and assesses performance. The Company’s Interim Chief Executive Officer has responsibilities as the CODM and reviews and assess the performance of the Company as a whole. The primary financial measures used by the CODM to evaluate performance and allocate resources are net income (loss) and operating income (loss). The CODM uses net income (loss) and operating income (loss) to evaluate the performance of the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Information on Net income (loss) and Operating income (loss) is disclosed in the Consolidated Statements of Operations. Segment expenses and other segment items are provided to the CODM on the same basis as disclosed in the Consolidated Statements of Operations. The CODM does not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the notes to the financial statements. During the fourth quarter of 2025, we realigned our internal reporting to better reflect how management reviews operating results and allocates resources. As a result of this CODM realignment, Direct Marketing is no longer a reportable segment and is now reported within Corporate and Other. This change did not impact consolidated revenue, consolidated net income (loss), total assets, or cash flows for any period presented; it only impacted the presentation of segment information. Segment information for prior periods presented has been recast to conform to the current-period segment presentation.

As we have reported above, we financially report business operating results on four operating segments, which we believe will certainly increase and transition as the newer lines of business develop and mature. DSS’s operating segments in 2025 highlight the Company’s ongoing commitment to innovation and diversification. Each segment is strategically positioned for growth, with Premier Packaging and Commercial Lending continuing to evolve and adapt to market demands. The Securities and Investment Management segment remains a key pillar of our growth strategy, with expanding initiatives that include real estate investment, digital securities, and wealth management solutions. As DSS continues to evolve and execute its strategic objectives, it is well-positioned to deliver sustained value to its shareholders and customers across these key business lines. The four business segments that we are reporting on in 2025 are as follows:

Product Packaging: Our wholly-owned subsidiary Premier Packaging Corporation (“Premier”), provides custom packaging services and serves clients in the pharmaceutical, nutraceutical, consumer goods, beverage, specialty foods, confections, photo packaging and direct marketing industries, among others. The group also provides active and intelligent packaging and document security printing services for end-user customers. In addition, the division produces a wide array of printed materials, such as folding cartons and paperboard packaging, security paper, vital records, prescription paper, birth certificates, receipts, identification materials, entertainment tickets, secure coupons and parts tracking forms. The division also provides resources and production equipment for our ongoing research and development of security printing, brand protection, consumer engagement and related technologies.

Commercial Lending: (“Commercial Lending”) through its operating company, American Pacific Financial, Inc. (“APF”) represents our financing business line. is organized for the purposes of being a financial network holding company, focused providing commercial loans and on acquiring equity positions in (i) undervalued commercial bank(s), bank holding companies and nonbanking licensed financial companies operating in the United States, South East Asia, Taiwan, Japan and South Korea, and (ii) companies engaged in—nonbanking activities closely related to banking, including loan syndication services, mortgage banking, trust and escrow services, banking technology, loan servicing, equipment leasing, problem asset management, SPAC (special purpose acquisition company) consulting, and advisory capital raising services. From this financial platform, the Company shall provide an integrated suite of financial services for businesses that shall include commercial business lines of credit, land development financing, inventory financing, third party loan servicing, and services that address the financial needs of the world Gig Economy.

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

Securities and Investment Management: (“Securities”) Securities was established to develop and/or acquire assets in the securities trading or management arena, and to pursue, among other product and service lines, real estate investment funds, broker dealers, and mutual funds management. This business sector has already established the following business lines/investments and associated products and services:

●	REIT Management Fund: In March 2020, DSS Securities formed AMRE (“American Medical REIT”) and its management company AAMI (“AMRE Asset Management, Inc.) Through AAMI/AMRE, a medical real estate investment trust, fulfills community needs for quality healthcare facilities while enabling care providers to allocate their capital to growth and investment in their contemporary clinical and critical care businesses. Urban and suburban communities are in need of modern healthcare facilities that provide a range of medical outpatient services. The funds ultimate product is an investor opportunity in a managed medical real estate investment trust.

●	Sentinel: Sentinel is a broker-dealer operating primarily as a fiduciary intermediary, facilitating intuitional trading of municipal and corporate bonds as well as preferred stock, and is registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”).

●	BMI Capital International, LLC. (“BMIC”): is a private investment bank specializing in corporate finance advising, raising equity, and venture services, providing a global “one-stop” corporate consultancy to listed companies. From corporate finance to professional valuation, corporate communications to event management, BMIC services companies in the US, Hong Kong, Singapore, Taiwan, Japan, Canada, and Australia.

Intellectual Property

We strive to protect the intellectual property that we believe is important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, their methods of use, their methods of production, related technologies and other inventions. In addition to patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, including certain aspects of technical know-how.

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

Websites:

The primary corporate website we maintain is www.dssworld.com. Our other sites are:

Premier Packaging: https://www.premiercustompkg.com

Impact Biomedical: https://www.impactbiomedinc.com

DSS PureAir, Inc.: https://dsspureair.com/

In addition to the active websites, the Company is building multiple new sites and owns several other domain names reserved for future use or for strategic competitive reasons. Information on our websites or any other website does not constitute a part of this annual report.

Markets and Competition

Product Packaging: In our packaging division, we face competition from a wide range of national and regional companies, many of which operate independently and are privately held. The competition is primarily concentrated in the consumer-packaged goods and health and beauty sectors, with major players including prominent integrated paper companies such as WestRock Company and Graphic Packaging Holding Company. Competition is based on pricing, quality, service, regulatory compliance, sustainability, and turnaround time.

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

Biotechnology: This segment is dedicated to the discovery, confirmation, and patenting of unique scientific advancements and technologies, which lead to innovative solutions in the realm of human healthcare and wellness. It collaborates closely with licensing partners, engages in co-development initiatives, forms joint ventures, and nurtures other valuable relationships to effectively introduce these groundbreaking solutions to the market. Within this competitive landscape, we face competition from other biotechnology firms and research institutions that are also pursuing cutting-edge advancements in healthcare, wellness, and related technologies.

Securities and Investment Management: Was established to develop and/or acquire assets in the securities trading or management arena. This business unit faces competition from individual money managers, established financial institutions, and organizations that engage in securities trading and management, including Broker-Dealers. Additionally, the division competes with Real Estate Investment Trusts (REITs), private equity firms, and other personal investment companies that offer similar investment opportunities and financial products to individual and institutional clients.

Customers

As of December 31, 2025, one customer accounted for approximately 29% of our consolidated revenue. As of December 31, 2024, one customer accounted for approximately 22% of our consolidated revenue and second customer accounted for approximately 13% of our consolidated revenue.

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

Human Capital Resources

As of December 31, 2025, DSS, Inc. had 102 employees. We continue to retain and attract qualified management and technical personnel. Our employees are not covered by any collective bargaining agreement, and we believe that our relations with our employees are in good standing.

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

As of December 31, 2025, we had approximately $17.0 million of net intangible assets. Approximately $17.0 million is associated with Impact Biomedical, Inc. The Company has completed valuations for certain developed technology assets acquired in the transaction as well as the non-controlling interest portion of Impact BioMedical, Inc. and its subsidiaries. If licensing efforts are not successful, the values of these assets could be reduced. We are required to evaluate the carrying value of such intangibles and goodwill and the fair value of investments whenever events or changes in circumstances indicate that the carrying value of an intangible asset, including goodwill, and investment may not be recoverable. If any of our intangible assets, goodwill or investments are deemed to be impaired then it will result in a significant reduction of the operating results in such period.

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

As of December 31, 2025, we had the following significant amounts of outstanding indebtedness:

●	Premier Packaging entered into master loan and security agreement (“BOA Note”) with Bank of America, N.A. (“BOA”) to secure financing approximating $3,710,000 to purchase a new Heidelberg XL 106-7+L printing press. The aggregate principal balance outstanding under the BOA Note shall bear interest at a variable rate on or before the loan closing. As of December 31, 2025, the outstanding principal on the BOA Note was $1,916,000 and had an interest rate of 4.63%. As of December 31, 2025, $544,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $1,372,000 recorded as long-term debt. The BOA Note contains certain covenants that are analyzed annually. As of December 31, 2025, Premier is in compliance with these covenants.

●	Premier Packaging entered into a loan and security agreement with Bank of America for the principal amount of $790,000 and shall accrued interest at the rate of 7.44%. Principal and interest shall be repaid in the approximate amount of $14,000 through March 2029. This loan is collateralized by a Bobst Model Novacut and is guaranteed by DSS, Inc. As of December 31, 2025, the outstanding principal and interest approximates $482,000 of which $132,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $350,000 recorded as long-term debt.

●	AMRE Shelton, LLC., (“AMRE Shelton”) a subsidiary of AMRE, entered into a loan agreement (“Shelton Agreement”) with Patriot Bank, N.A. (“Patriot Bank”) in an amount up to $6,155,000, with the amount financed approximating $5,105,000. The Shelton Agreement contains monthly payments of principal and an initial interest of 4.25%. The interest will be adjusted commencing on July 1, 2026 and continuing for the next succeeding 5-year period shall be determined one month prior to the change date and shall be an interest rate equal to two hundred fifty (250) basis points above the Federal Home Loan Bank Boston 5-Year/25-Year amortizing advance rate, but in no event less than 4.25% for the term of 120 months with a balloon payment approximating $2,829,000 due at term end. The net book value of these assets as of December 31, 2025 approximated $6,231,000. As of December 31, 2025, the outstanding principal and interest approximates $4,231,000. As of December 31, 2025, $226,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $4,005,000 recorded as long-term debt. on the accompanying consolidated balance sheet.

●	$3,000,000 loan agreement with BMI Capital Partners International Limited (“BMIC International”) (“BMIC International Loan”), between LVAM and BMIC International with interest to be charged at a variable rate to be calculated at the maturity date. The BMIC International Loan matured on October 12, 2022 and both parties agree based on the language of the loan documents that the loan will keep extending an additional 3 months until either party cancels the extension. As of December 31, 2025, the outstanding principal and interest approximated $33,000 and is included in current portion of long-term debt, net on the accompanying balance sheet.

●	$3,000,000 loan agreement with Lee Wilson Tsz Kin (“Wilson Loan”) between LVAM and Wilson with interest to be charged at a variable rate to be calculated at the maturity date. The Wilson Loan matured on October 12, 2022 and both parties agree based on the language of the loan documents that the loan will keep extending an additional 3 months until either party cancels the extension. As of December 31, 2025, the outstanding principal and interest approximated $145,000 and is included in current portion of long-term debt, net on the accompanying balance sheet.

●	AMRE LifeCare entered into a loan agreement (“LifeCare Agreement”) with Pinnacle Bank, (“Pinnacle Bank”) in the amount of $40,300,000. The LifeCare Agreement supported the acquisition of three medical facilities located in Fort Worth, Texas, Plano, Texas, and Pittsburgh, Pennsylvania for a purchase price of $62,000,000. The LifeCare Agreement has a variable interest rate which equated to 8.12% on December 31, 2025. The net book value of these assets as of December 31, 2025 approximated $12,338,000. The outstanding principal and interest approximated $37,000,000 and is included in current portion of long-term debt, net on the accompanying balance sheet. This note is in default and is due as of the date of this filing.

A significant amount of our revenue is derived by one customers.

As of December 31, 2025, one customers accounted for approximately 29% of our consolidated revenue. As of December 31, 2025, five customers accounted for 19%, 18%, 13%, 12% and 11% of our trade accounts receivable balance. If we were to lose this customer or if the amount of business we do with this customer declines significantly, our business would be adversely affected. As of December 31, 2024, two customers accounted for approximately 22% and 13% of our consolidated revenue and these two customers accounted for approximately 29% and 20% of our consolidated trade accounts receivable balance.

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

Our future success depends upon the continued service of certain of our executive officers and other key personnel who possess longstanding industry relationships and technical knowledge of our products and operations. Although we believe that our relationship with these individuals is positive, there can be no assurance that the services of these individuals will continue to be available to us in the future. There can be no assurance that these persons will agree to continue to be employed by us after the expiration dates of their current contracts.

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

As of February 15, 2026 our directors, executive officers and principal stockholders (those beneficially owning in excess of 5%), and their respective affiliates, beneficially own approximately 68% of our outstanding shares of common stock. As a result, these stockholders, acting together, could have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. As such, these stockholders, acting together, could have the ability to exert influence over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by: delaying, deferring or preventing a change in corporate control; impeding a merger, consolidation, takeover or other business combination involving us; or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

ITEM 3 - LEGAL PROCEEDINGS

DSS BioHealth Holdings, Inc. (“DSS BioHealth”) is the plaintiff in an action pending in the 281st Judicial District Court of Harris County, Texas, styled DSS BioHealth Holdings, Inc. v. Puradigm LLC, Ryan Beagley, Derik Sandstrom, and Padraig Lawlor, Cause No. 2024-73209. DSS BioHealth, as assignee of DSS PureAir, Inc., seeks to recover amounts due under a $5,000,000 secured convertible note dated May 14, 2021 and a $210,000 secured promissory note dated May 9, 2022, as well as to enforce related security and guaranty agreements. DSS BioHealth alleges that Puradigm LLC has failed to make required payments on the notes and that the individual defendants have failed to perform under their personal guaranties. Puradigm has filed counterclaims against DSS BioHealth and certain affiliates alleging, among other things, breach of contract, fraud, negligent misrepresentation, deceptive trade practices, conspiracy, and promissory estoppel, and seeks monetary relief in excess of $1,000,000. The case is in the pre-trial stage, and the parties are engaged in motion practice and discovery. DSS BioHealth believes it has meritorious claims and valid defenses to the counterclaims, but the outcome of the litigation, including any potential losses or recoveries, cannot be predicted at this time, and no assurance can be given as to the ultimate resolution or its impact on the Company’s financial statements.

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

Holders of Record

As of March 12, 2026, we had 311 record holders of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividends

We did not pay dividends during 2025 or 2024.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2025, securities issued and securities available for future issuance under 2020 Employee, Director and Consultant Equity Incentive Plan (the “Plans”) is as follows:

	Restricted stock to be issued upon vesting	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (under equity compensation Plans (excluding securities reflected in column (a & b))

Plan Category	(a)	(b)	(c)	(d)
Equity compensation plans approved by security holders
2020 Employee, Director and Consultant Equity Incentive Plan	-	-	$-	673,436

Total	-	-	$-	673,436

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

Shares Repurchased by the Registrant

We did not purchase or repurchase any of our securities in the fiscal year ended December 31, 2025.

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

Overview

The Company, which was incorporated in the state of New York in May 1984, previously conducted its business under the name of Document Security Systems, Inc On September 16, 2021, our board of directors approved an agreement and plan of merger with a wholly owned subsidiary, DSS, Inc. This subsidiary, incorporated in August 2020, was created for the sole purpose of facilitating a transformational name change from Document Security Systems, Inc. to DSS, Inc. This significant shift in our identity became official on September 30, 2021. With the name change, DSS, Inc. retained its trading symbol, “DSS,” and is currently trading under its CUSIP number to 26253C 201. This change reflects not only our evolution as a company but also our commitment to adapting and growing in an ever-changing business landscape. DSS, Inc. (referred to herein as “DSS,” “we,” “us,” or “our”) now operates across four distinct business lines, each with its own unique scope and presence on a global scale. These business lines encompass a wide range of industries and sectors, including:

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

Diverse Business Lines and Global Presence:

Under the banner of DSS, Inc., we have diversified our operations into four distinct business lines, each with its own unique scope and geographical footprint. These business lines include:

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

Commercial Lending: American Pacific Financial, Inc. (“APF”) represents our financing business line. Looking ahead, to better meet the needs of the current financial market, the company is looking to transition away form certain industries like direct marketing and focus more on growing its inventory / equipment loan portfolio as well as engaging in more specialized areas of lending like broker/dealer loans. We will continue to monitor our managed loan portfolio, and explore future opportunities. Importantly, the equity portfolio as a bank holding company is anticipated to remain relatively stable, regardless of stock market fluctuations.

Securities and Investment Management: This division focuses on acquiring assets in the securities trading and management arena, including broker-dealers. It also oversees a real estate investment trust (REIT) that acquires hospitals and care centers.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31,

Revenue

	2025	2024	% Change

Printed products	$18,085,000	$16,107,000	12%
Rental	1,236,000	1,792,000	-31%
Commercial lending	45,000	226,000	-80%
Commission	1,353,000	972,000	39%
Biotechnology	38,000	-	N/A

Total Revenue	$20,757,000	$19,097,000	9%

Revenue - For the year ended December 31, 2025, revenue increased 9% to approximately $20.8 million as compared to revenues of approximately $19.1 million for the year ended December 31, 2024. The increase in Printed Product revenue of approximately 12% is driven by new customer orders as well as existing customer orders exceeding their forecasts. The decreases in Rental income of approximately 31% is driven by a tenant at our AMRE LifeCare subsidiary as our Pittsburgh, PA location had significant vacancy during 2025. The decreases in Net investment income approximating 80% is due to a number of loans made going on non-accrual as borrowers have struggled to make expect payments. Commission revenue associated with our Sentinel Brokers subsidiary increased 39% year over year as commissions on equity trading was reestablished during 2025 as a result of the completion of our clearing house change took place in December 2024 as well as commissions earned as part of its underwriting activities in 2025 as compared to none in 2024. Biotechnology revenue is driven by sales of the Company’s air purification Celios brand.

Costs and Expenses

	2025	2024	% Change

Cost of revenue
Printed products	$16,619,000	$15,230,000	9%
Securities	5,844,000	7,550,000	-23%
Biotechnology	424,000	42,000	910%
Commercial lending	20,000	712,000	-97%
Direct marketing	-	5,000	-100%
Other	19,000	-	N/A
Sales, general and administrative compensation	5,104,000	4,574,000	12%
Professional fees	2,587,000	2,668,000	-3%
Stock based compensation	13,000	19,000	-32%
Sales and marketing	1,948,000	2,427,000	-20%
Rent and utilities	531,000	682,000	-22%
Research and development	340,000	278,000	22%
Impairment of goodwill	-	25,093,000	-100%
Impairment of fixed assets	-	264,000	-100%
Other operating expenses	1,742,000	2,149,000	-18%

Total costs and expenses	$35,191,000	$61,693,000	-43%

Costs of revenue includes all direct costs of the Company’s printed products, including its packaging and printing sales, materials, direct labor, transportation, and manufacturing facility costs. In addition, this category includes all direct costs associated with the Company’s technology sales, services and licensing including hardware and software that are resold, third-party fees, and fees paid to inventors or others because of technology licenses or settlements, if any. Cost of revenue for our REIT line of business includes all direct cost associated with the maintenance and upkeep of the related facilities, depreciation, amortization and the costs to acquire the facilities. Our Commercial Lending operating segment has costs of revenue associated with the impairment of notes receivable for those amounts at risk of collection. Total costs of revenue decreased 3% in 2025 as compared to 2024. Cost of revenue at our Printed products business line increased driven by an increase in revenue. Cost of revenue at our Securities business segment decreased year over year driven by the disposal of the Company’s AMRE Plano, Tx., Ft Worth, Tx., and Winter Haven, Fl. Facilities during 2025 and the elimination of related cost to operate and maintain those locations. In addition, This our Pittsburgh, PA facility housed a new tenant for part of 2025 paying related cost previously paid for by the Company as well as decreases in our Commercial lending business unit driven by decreases on loans reserved for year over year.

Sales, general and administrative compensation costs, increased 12% in 2025 as compared to 2024, primarily due to stock awarded to Heng Fai Holdings Limited (“HFHL”), a Hong Kong Company, which is beneficially owned by Mr. Heng Fai Ambrose Chan, Director of DSS, Inc. The issuance was approved by the board of directors on January 31, 2025.

Professional fees decreased 3% in 2025 as compared to 2024, due primarily to efforts taken to control these costs as the Company continues to drive savings in non-essential areas.

Stock based compensation includes expense charges for all stock-based awards to employees, directors, and consultants. Such awards include option grants, warrant grants, and restricted stock awards. Stock based compensation during the year ended December 31, 2025, is associated with such awards given to officers, directors and consultants of Impact BioMedical.

Sales and marketing costs, which includes internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses, decreased 20% during 2025 as compared to 2024, primarily due decreases in marketing efforts at our Biotechnology business segments offset by increased sales persons within our Printed Products business segment.

Rent and utilities decreased 22% in 2025, as compared to 2024 primarily due to end of the lease in office space in California for the Company’s DSS Wealth Management subsidiary.

Research and development costs represent costs consisting primarily of independent, third-party testing of the various properties of each technology the Company owns possesses as well as research on new technologies. During the year ended December 31, 2025, Research and development costs increased 22% as compared to the same period in 2024 due to cost incurred to file, perfect or update existing and potential patents on technologies owned by Impact BioMedical.

Impairment of goodwill during 2024, the Company performed qualitative and quantitative assessments of the goodwill value associated with its Impact BioMedical subsidiary and determined that as of December 31, 2024 the assets required impairment. At December 31, 2024 the Company deemed a full impairment of the Impact BioMedical goodwill was necessary in the amount of $25,093,000.

Impairment of fixed assets is the impairment of marketing assets in development that the Company decided to forego completion.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, and insurance costs. During the year ended December 31, 2025, other operating expenses decreased 19% compared to the same period in 2024, due primarily the Company released certain legal fee accruals approximating $897,000 deemed no longer necessary, offset by increases in Impact BioMedical’s directors and officers insurance obtained post IPO.

Other Income and (Expense)

	2025	2024	% Change

Interest Income	$19,000	$238,000	-92%
Interest income on note receivable, related party	32,000	102,000	-69%
Dividend Income	20,000	-	N/A
Other	11,000	218,000	-95%
Interest Expense	(266,000)	(283,000)	-6%
Foreign currency translation adjustment	-	(6,000)	-100%
Gain on extinguishment of debt	595,000	-	N/A
(Loss)/gain on equity method investment	(16,000)	1,000	-1700%
(Loss)/gain on investments	(807,000)	224,000	-460%
Provision for loan loss	-	(3,691,000)	-100%
Impairment of real estate	(2,420,000)	(7,288,000)	-67%
Impairment of investment	-	(782,000)	-100%
Impairment of intangibles	600,000	-	N/A
(Loss)/gain on sale of assets	(9,622,000)	165,000	-5932%

Total other expense	$(13,054,000)	$(11,102,000)	18%

Interest income is recognized on the Company’s money markets, and notes receivable identified in Note 4. The decrease of 92% year over year in interest income is driven by several notes being put on non-accrual as the related borrowers have shown an inability to pay timely.

Interest income on notes receivable, related party is recognized on the Company’s notes receivable with related parties identified in Note 4. The decrease of 69% year over year in interest income is driven by several notes being put on non-accrual as the related borrowers have shown an inability to pay timely.

Dividend income for 2025 represent dividends received on certain investments owned by the Company. No such dividends were received in 2024.

Other income decreased 95% during the year 2025 as compared to 2024 due primarily to Releases of accruals no longer deemed necessary associated with normal business operations.

Interest expense decreased 6% year-over-year primarily due to the decreasing debt balances driven by the sale of the Company’s Plano, Texas facility.

Gain on extinguishment of debt represents insurance proceeds received for claims on AMRE Lifecare’s Plano, Tx facility which was applied to the outstanding principle on a note for this location.

Gain/(loss) from equity method investment represents the Company’s prorated portion of earnings for its investments accounted for under the equity method for the year ended December 31, 2025, and 2024. The transition from a gain of $1,000 in 2024 to a loss of $16,000 in 2025 is indicative of the related companies financial performance year over year.

Gain/(loss) on investments consists of net realized and unrealized losses on marketable securities which are recognized as the difference between the purchase price and sale price of the common stock investment, and net unrealized losses on marketable securities which are recognized on the change in fair market value on our common stock investment. The 2025 loss in our marketable securities as compared to 2024 is driven by the performance in our True Partners Capital Holdings Limited investment which incurred an approximate loss in fair value of $609,000 in 2025 as compared to gain in fair value of approximately $591,000 in 2024.

Impairment of investments in real estate represents a write-down of real estate assets associated with our AMRE LifeCare properties during 2025 and 2024 based on a fair value analysis performed as of December 31, 2025 and 2024. At December 31, 2025, the Company performed an assessment of the fair value of its AMRE LifeCare properties and determined an impairment of its Pittsburg, Pa. facility in the amount of $2,420,000 was necessary, not such impairment was identified for the Company’s AMRE Shelton property. A fair value analysis was performed during 2024 which resulted in a $2,973,000 impairment of the AMRE LifeCare Pittsburgh and Fort Worth locations. Further, the Company executed a purchase agreement for its AMRE LifeCare Plano location with a sale price at approximately $4,250,000 below its 2023 fair value. This transaction closed on March 26, 2025.

Impairment of investments the Company determined an impairment of its investments in Nano9 and BioMed Technologies was necessary and were fully impaired in the amounts of $150,000 and $632,000, respectively, at December 31, 2024. No such impairments were deemed necessary in 2025.

Impairment of intangible assets is a result of the Company resigning its position as the registered investment advisor (“RIA”) of the American First Mutual Funds during the third quarter of 2025. The related asset was acquired at the time the Company became the RIA in September 2021.

Provision for loan losses represents a reserve put against certain notes receivable deemed uncollectible. During the year ended December 31, 2024, the Company reviewed the entire loan portfolio and determined specific loans required an allowance for credit losses. See Note 5.

Gain/(loss) on sale of assets the gain in 2024 is driven by the sale of its Linden, Ut facility while, the loss in 2025 is driven by the Company’s loss on the sale of its AMRE LifeCare Forth Worth, Tx facility of approximately $9,318,000 and AMRE Winterhaven facility of approximately $292,000.

Liquidity and Capital Resources

The Company has historically met its liquidity and capital requirements primarily through the sale of its equity securities and debt financing. As of December 31, 2025, the Company had cash of approximately $6.2 million. In addition, the Company believes that it will have access to sources of capital from the sale of its equity securities and debt financing. As of December 31, 2025, the Company believes that it has sufficient cash or access to cash to meet its cash requirements for at least the next 12 months from the filing date of this Annual Report.

Cash Flow from Operating Activities

Net cash used by operating activities was approximately $9.1 million for the year ended December 31, 2025 as compared to approximately $8.8 million for the year ended December 31, 2024. This decrease is driven by $3.1 million decrease in net loss adjusted to reconcile net loss to net cash used by operating activities, less payments of accounts payable of $0.7 million year over year as well as in collections of accounts receivable of approximately $0.5 million year over year.

Cash Flow from Investing Activities

Net cash provided by investing activities was approximately $18.1 million for the year ended December 31, 2025 and $12.1 million for year ended December 31, 2024. The year ended December 31, 2025 included $15.7 million in cash provided by the sale of real estate, as well as $2.4 million received from the sale of investments in related parties. In comparison, the Company sold $3.3 million in marketable securities, received payments on notes receivable of $4.1 million for the year ended December 31, 2024.

Cash Flow from Financing Activities

Net cash used by financing activities was approximately $14.1 million for the year ended December 31, 2025 driven by payments toward long-term debt of $17.8 million offset by borrowings of long-term debt of $3.3 million. Net cash provided by financing activities for the year ended December 31, 2024 was $1.4 million due to $0.9 million of additional borrowings on long-term debt as well as $3.2 million of proceeds received from Impact BioMedical’s IPO offset by $2.6 million of payments toward long-term debt.

Continuing Operations and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. While the Company has approximately $6.2 million in cash, the Company has incurred operating losses as well as negative cash flows from operating activities over the past two years.

Aside from its $6.2 million in cash as of December 31, 2025, to continue as a going concern, the Company can generate operating cash through the sale of its $6.5 million of marketable securities. To continue as a going concern, Also, historically, the Company has been able to obtain equity via issuance of authorized shares of its common stock currently not issued and/or debt-based financing to meet its working capital needs. In addition, the Company has taken steps, and will continue to take measures, to materially reduce the expenses and cash burn at all corporate and business line levels.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2025 or 2024 as we are generally able to pass the increase in our material and labor costs to our customers or absorb them as we improve the efficiency of our operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2025, describe the significant accounting policies and methods used in the preparation of the financial statements. There have been no material changes to such critical accounting policies as of the Annual Report on Form 10-K for the year ended December 31, 2025.

Allowance For Loans Losses

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

As of December 31, 2025, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Business combinations and Acquisitions

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

DSS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and Stockholders of

DSS, INC.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of DSS, INC. and its subsidiaries (collectively, the “Company”) as of December 31, 2025, and the related consolidated statement of operations, consolidated statement of changes in stockholders’ equity, and consolidated statement of cash flows for the year ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses, losses from operations and negative cashflow from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter

The Company has significant transactions with related parties which are described in Notes 20 of the consolidated financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite condition of competitive, free market dealings may not exist.

Critical Audit Matters

Critical audit matters are matters arising from the current year audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Investments in Real Estate

As disclosed in Note 2 and 9   to the consolidated financial statements, the Company owns real estate properties through their subsidiaries with a net book value of approximately $16,612,000. We identified the valuation of the real estate to be a critical audit matter.

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

How the Critical Audit Matter was addressed in the Audit

Our audit procedures related to the determination of the fair value of the real estate properties included the following, among others:

a)	We obtained management’s rollforward of investments in real estate from December 31, 2024, to December 31, 2025 and tested any material additions or disposals by vouching to the supporting documents .
b)	We obtained third party valuations from management that assess the fair value of the properties.
c)	We assessed the qualifications, competency and objectivity of third-party specialist.
d)	We engaged a valuation firm to review the valuation reports provided by management to determine if the reports were reasonable and acceptable based on the methodologies used by management’s third-party valuation firm. We also assessed the qualifications and competence of the valuation firm.
e)	We compared the net book value of the real estate properties to the fair values of the properties per the third-party valuations to determine if the carrying value is less than fair value and impairment was addressed properly.
f)	We assessed the sufficiency of the Company’s disclosure of its accounting for these real estate properties included in Notes 2 and 9.

Evaluation of Intangible Assets and Goodwill for Impairment

As disclosed in Notes 2 and 10 to the consolidated financial statements, the Company holds Intangible Assets and Goodwill through its subsidiaries with a net book value of approximately $17,034,000 and $1,769,000, respectively. We identified the value of Intangible Assets and Goodwill to be a critical audit matter.

The principal consideration for our determination of management’s assessment of impairment of the Intangible Assets and Goodwill as a critical audit matter is the high degree of subjective auditor judgment associated with evaluating management’s analysis, which is primarily due to the subjectivity of management’s qualitative assumptions. The conclusion of the impairment analysis is sensitive to changes in these key assumptions.

How the Critical Audit Matter was addressed in the Audit

Our audit procedures related to the evaluation of the Intangible Assets and Goodwill for impairment included the following, among others:

a)	We obtained management’s rollforward of Intangible Assets from December 31, 2024, to December 31, 2025 and tested any material additions and disposals by vouching to the supporting documents.
b)	We obtained management’s qualitative analysis that assessed the Intangible Assets and Goodwill.
c)	We evaluated the reasonableness of management’s analysis of relevant events and circumstances, such as macroeconomic conditions, industry considerations, and entity-specific financial performance. We independently validated key points in management’s assessment by comparing their qualitative conclusions against internal financial trends and external market data
d)	We assessed the sufficiency of the Company’s disclosure of its accounting for Intangible Assets and Goodwill included in Notes 3 and 11.

We have served as the Company’s auditor since 2025

Houston, Texas
March 31, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

DSS, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of DSS, Inc. (the “Company”) as of December 31, 2024, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Investments in Real Estate

As described in Note 2 to the consolidated financial statements, the Company owns real estate properties through their subsidiaries with a net book value of approximately $45,158,000, which are classified as held for sale. We identified the valuation of the real estate to be a critical audit matter.

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

How the Critical Audit Matter was addressed in the Audit

Our audit procedures related to the determination of the fair value of the real estate properties included the following, among others:

a)	We obtained management’s roll forward of investments in real estate from December 31, 2023, to December 31, 2024 and tested any material additions by vouching to invoices and contracts.
b)	We obtained third party valuations that assess the fair value of the properties from management.
c)	We assessed the qualifications and competence of management and the qualifications, competence and objectivity of third-party specialist.
d)	We engaged a valuation firm to review the valuation reports provided by management to determine if the reports were reasonable and acceptable based on the methodologies used by management’s third-party valuation firm. We also assessed the qualifications and competence of the valuation firm.
e)	We compared the net book value of the real estate properties to the fair values of the properties per the third-party valuations to determine if the carrying value is less than fair value and impairment was addressed properly. During the year ended December 31, 2024, Management reclassified the land and building related to AMRE Shelton to assets held for sale.
f)	We assessed the sufficiency of the Company’s disclosure of its accounting for these real estate properties included in Notes 2 and 7.

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

Grassi & Co., CPAs, P.C.

We served as the Company’s auditor from 2022 to 2025.

Jericho, New York

March 31, 2025

DSS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31, 2025	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$6,214,000	$11,431,000
Restricted cash	100,000	-
Accounts receivable, net	2,254,000	3,068,000
Inventory	1,998,000	2,442,000
Investment in trading securities	2,694,000	2,878,000
Assets held for sale	-	45,158,000
Current portion of notes receivable, net	198,000	240,000
Current portion of notes receivable - related party	238,000	337,000
Prepaid expenses and other current assets	649,000	1,141,000
Total current assets	14,345,000	66,695,000

Property, plant and equipment, net	4,819,000	5,381,000
Investments in real estate, net	16,637,000	-
Investments, cost method	500,000	500,000
Investments, equity method	113,000	129,000
Investment in equity securities	6,517,000	6,333,000
Notes receivable, net	-	17,000
Notes receivable - related party, net	-	112,000
Other assets	71,000	162,000
Right-of-use assets	5,825,000	6,465,000
Goodwill	1,769,000	1,769,000
Other intangible assets, net	17,034,000	18,890,000
Total assets	$67,630,000	$106,453,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,597,000	$2,793,000
Accrued expenses and deferred revenue	1,725,000	2,651,000
Other current liabilities	4,367,000	4,193,000
Accrued interest on long-term debt	7,162,000	5,008,000
Current portion of lease liability	611,000	606,000
Current portion of long-term debt, net	30,343,000	642,000
Current portion of long-term debt on assets held-for-sale, net	-	48,526,000
Convertible note payable - related party	503,000	-
Current portion of long-term debt - related party, net	188,000	609,000
Total current liabilities	47,496,000	65,028,000

Long-term debt, net	5,727,000	2,398,000
Long term lease liability	5,692,000	6,311,000

Total liabilities	58,915,000	73,737,000

Commitments and contingencies (Note 16)

Stockholders’ equity (deficit)
Preferred stock, $.02 par value; 47,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.02 par value; 200,000,000 shares authorized, 9,092,518 shares issued and outstanding (8,092,518 on December 31, 2024)	182,000	161,000
Additional paid-in capital	325,987,000	322,852,000
Accumulated deficit	(327,001,000)	(303,072,000)
Total stockholders’ equity of the Company	(832,000)	19,941,000
Non-controlling interest in subsidiaries	9,547,000	12,775,000
Total stockholders’ equity	8,715,000	32,716,000

Total liabilities and stockholders’ equity	$67,630,000	$106,453,000

See accompanying notes to the consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the year ended December 31, 2025	For the year ended December 31, 2024
Revenue:
Printed products	$18,085,000	$16,107,000
Rental	1,236,000	1,792,000
Commercial lending	45,000	226,000
Commission	1,353,000	972,000
Biotechnology	38,000	-
Total revenue	20,757,000	19,097,000

Costs and expenses:
Cost of revenue	22,926,000	23,539,000
Selling, general and administrative (including stock-based compensation)	12,265,000	38,154,000
Total costs and expenses	35,191,000	61,693,000
Operating loss	(14,434,000)	(42,596,000)

Other income (expense):
Interest income	19,000	238,000
Interest income on note receivable, related party	32,000	102,000
Dividend income	20,000	-
Other	11,000	218,000
Interest expense	(266,000)	(283,000)
Foreign Currency Translation Adjustment	-	(6,000)
Gain on extinguishment of debt	595,000	-
(Loss)/gain on equity method investment	(16,000)	1,000
(Loss) gain on investments	(807,000)	224,000
Impairment of investment	-	(782,000)
Impairment of intangible assets	(600,000)	-
Impairment of real estate assets	(2,420,000)	(7,288,000)
Provision for loan losses	-	(3,691,000)
(Loss)/gain on sale real estate assets	(9,622,000)	165,000
Loss from operations before income taxes	(27,488,000)	(53,698,000)

Income tax benefit	-	(8,000)
Net loss	$(27,488,000)	$(53,706,000)

Loss from operations attributed to noncontrolling interest	3,559,000	6,810,000

Net loss attributable to DSS common stockholders	$(23,929,000)	$(46,896,000)

Loss per common share attributable to common stockholders
Basic	$(2.66)	$(6.63)
Diluted	$(2.66)	$(6.63)
Shares used in computing loss per common share:
Basic	8,991,425	7,072,377
Diluted	8,991,425	7,702,377

See accompanying notes to the consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31,

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total DSS	Non- controlling Interest in
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Subsidiary	Total

Balance, December 31, 2023	7,066,772	$140,000	-	$-	$319,963,000	$(256,176,000)	$63,927,000	$19,287,000	$83,214,000
							-
Issuance of common stock, net of expenses	1,025,746	20,000	-	-	980,000	-	1,000,000	-	1,000,000
Stock based payments		-	-	-	19,000	-	19,000	-	19,000
Issuance of common stock, net of expenses - Impact BioMedical, Inc.	-	1,000	-	-	1,890,000	-	1,891,000	298,000	2,189,000
Net loss	-	-	-	-	-	(46,896,000)	(46,896,000)	(6,810,000)	(53,706,000)
Balance, December 31, 2024	8,092,518	$161,000	-	$-	$322,852,000	$(303,072,000)	$19,941,000	$12,775,000	$32,716,000
							-
Balance, December 31, 2024	8,092,518	161,000	-	-	322,852,000	(303,072,000)	19,941,000	12,775,000	32,716,000

Issuance of common stock, net of expenses - Impact BioMedical, Inc.	-	1,000	-	-	2,082,000	-	2,083,000	331,000	2,414,000
Issuance of common stock for award	1,000,000	20,000	-	-	850,000	-	870,000	-	870,000
Stock based payments for professional services rendered for Impact Bio	-	-	-	-	190,000	-	190,000	-	190,000
Stock based payments	-	-	-	-	13,000	-	13,000	-	13,000
Net loss	-	-	-	-	-	(23,929,000)	(23,929,000)	(3,559,000)	(27,488,000)
Balance, December 31, 2025	9,092,518	$182,000	-	$-	$325,987,000	$(327,001,000)	$(832,000)	$9,547,000	$8,715,000

See accompanying notes to the consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the year ended December 31, 2025	For the year ended December 31, 2024
Cash flows from operating activities:
Net loss	$(27,488,000)	$(53,706,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,890,000	2,239,000
Issuance of common stock for reward	870,000	-
Stock based payments for professional services rendered	190,000	-
Stock based payments to employees and directors	13,000	19,000
(Loss) gain on equity method investment	16,000	(1,000)
Unrealized loss (gain) on investment in marketable securities	531,000	(224,000)
Amortization of operating lease ROU assets	640,000	745,000
Write off of inventory	419,000	-
Provision for inventory obsolescence	(127,000)	-
Loss (gain) on sale of real estate assets	9,622,000	(14,000)
Impairment of fixed assets	-	264,000
Impairment of investments of investments at cost	-	782,000
Impairment of real estate	2,420,000	7,288,000
Impairment of intangibles	600,000	-
Provision for loan losses	20,000	4,398,000
Gain on extinguishment of debt	(595,000)	-
Impairment of goodwill	-	25,093,000
Decrease (increase) in assets:
Accounts receivable	558,000	1,142,000
Inventory	152,000	377,000
Prepaid expenses and other current assets	642,000	778,000
Investment in trading securities	(316,000)	(3,327,000)
Other assets	91,000	(65,000)
Increase (decrease) in liabilities:
Accounts payable	(196,000)	(861,000)
Accrued expenses	(926,000)	140,000
ROU liabilities	(614,000)	(686,000)
Accrued interest on notes payable	2,083,000	3,648,000
Other liabilities	(624,000)	3,210,000
Net cash used by operating activities	(9,129,000)	(8,761,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(268,000)	(133,000)
Purchase of real estate	(38,000)	(140,000)
Proceeds from sale of real estate	15,713,000	-
Proceeds from sale of equity investments	-	3,023,000
Proceeds from disposal of property, plant and equipment	-	5,609,000
Proceeds from sale of investment, related party	2,414,000	-
Issuance of new notes receivable, net origination fees	-	(459,000)
Payments received on notes receivable	250,000	4,132,000
Payments received on notes receivable, related party	-	106,000
Net cash provided by investing activities	18,071,000	12,138,000

Cash flows from financing activities:
Payments of long-term debt	(17,809,000)	(2,626,000)
Borrowings of long-term debt, net	3,250,000	876,000
Borrowings of convertible note payable - related party	500,000	-
Issuances of common stock, net of issuance costs	-	3,189,000
Net cash provided (used) by financing activities	(14,059,000)	1,439,000

Net increase (decrease) in cash	(5,117,000)	4,816,000
Cash and cash equivalents at beginning of year	11,431,000	6,615,000

Cash and cash equivalents and restricted cash at end of period	$6,314,000	$11,431,000

Cash and cash equivalents	$6,214,000	$11,431,000
Restricted cash	100,000	-
Total cash and restricted cash	$6,314,000	$11,431,000

See accompanying notes to the consolidated financial statements.

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

DSS, Inc. (together with its consolidated subsidiaries, referred to herein as “DSS,” “we,” “us,” “our” or the “Company”) currently operates four (4) distinct business lines with operations and locations around the globe. These business lines are: (1) Product Packaging, (2) Biotechnology, (3) Commercial Lending, (4) Securities and Investment Management.

Our divisions, their business lines, subsidiaries, and operating territories: (1) Our Product Packaging line is led by Premier Packaging Corporation, Inc. (“Premier”), a New York corporation. Premier operates in the paper board and fiber based folding carton, consumer product packaging, and document security printing markets. It markets, manufactures, and sells sophisticated custom folding cartons, mailers, photo sleeves and complex 3-dimensional direct mail solutions. Premier is currently located in its new facility in Rochester, NY, and primarily serves the US market. (2) The Biotechnology business line was created to invest in or acquire companies in the BioHealth and BioMedical fields, including businesses focused on the advancement of drug discovery and prevention, inhibition, and treatment of neurological, oncological, and immune related diseases. This division is also targeting unmet, urgent medical needs, and is developing open-air defense initiatives, which curb transmission of air-borne infectious diseases, such as tuberculosis and influenza. (3) Our Commercial Lending business division, driven by American Pacific Financial (“APF”), provides financing solutions including commercial business lines of credit, land development financing, inventory financing, equipment financing, and third-party loan servicing (4) Securities and Investment Management was established to develop and/or acquire assets in the securities trading or management arena, and to pursue, among other product and service lines, broker dealers, and mutual funds management. Also in this segment is the Company’s real estate investment trusts (“REIT”), organized for the purposes of acquiring hospitals and other acute or post-acute care centers from leading clinical operators with dominant market share in secondary and tertiary markets, and leasing each property to a single operator under a triple-net lease. the REIT was formed to originate, acquire, and lease a credit-centric portfolio of licensed medical real estate.

On June 21, 2025, Impact BioMedical Inc. (“Impact”), Dr Ashleys Limited, a Cayman Islands exempted company limited by shares (“PubCo”), Dr Ashleys Nevada Sub, Inc., a Nevada corporation and wholly-owned subsidiary of PubCo (“Merger Sub”), Dr Ashleys Bio Labs Limited, a Cayman Islands exempted company limited by shares (“Dr Ashleys Cayman”), and Kanans Visvanats (a.k.a. Kannan Vishwanatth), a Latvian national, solely in his capacity as the sole shareholder of Dr Ashleys (“Dr Ashleys Shareholder”) entered into a Merger and Share Exchange Agreement (the “Merger Agreement”). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, (i) Merger Sub shall be merged with and into Impact with Impact being the surviving entity (the “Merger”), and (ii) simultaneous with or immediately following the Merger, PubCo shall acquire all of the issued and outstanding ordinary shares of Dr Ashleys Cayman from the Dr Ashleys Shareholder (the “Share Exchange”). The closing date of the transaction is uncertain as of March 15, 2026, due to the pending approval from regulatory authorities. Both parties agreed to extend the closing date to July 1, 2026. Management will continue evaluating the status of this deal.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB).

Principles of Consolidation – The consolidated financial statements include the accounts of DSS and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable, convertible notes receivable, inventory, fair values of investments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, the impairment of long-lived assets, fair values of options and warrants to purchase the Company’s common stock, preferred stock, deferred revenue, and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Reclassifications - Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported net income, cash flows, total assets, total liabilities, or total stockholders’ equity.

Revision of prior period financial statements - During 2025, the Company identified and corrected immaterial classification errors in our previously reported Consolidated balance sheet as of December 31, 2024. The correction of these error between current and noncurrent assets resulted in an increase in the current asset line item referred to as “Investments in trading securities” and a decrease in the noncurrent line-item referred to as Investment in equity securities by $2,878,000, respectively, from the previously reported amounts of $0 to $2,878,000, and $9,211,000 to $6,333,000, respectively. In addition, the Company reclassified $298,00 from additional paid-in capital to noncontrolling interests within equity to correct an immaterial prior-period classification error The Company also reclassed $5,008,000 million from Current portion of long-term debt on assets-held-for sale, net to Accrued interest on long-term debt. This revision did not affect total current liabilities or total liabilities. Additionally, the Company identified certain immaterial errors in the classification of amounts reported in the consolidated statement of cash flows for the year ended December 31, 2024. Specifically, $3,327,000 of cash outflows related to purchases of marketable securities, which were previously presented within investing activities, should have been presented within operating activities, and $3,648,000 related to accrued interest, which was previously presented within financing activities as part of borrowings of long-term debt, should have been presented within operating activities. As a result of the revision, net cash used in operating activities for the year ended December 31, 2024 decreased from $9,082,000 to $8,761,000, net cash provided by investing activities increased from $8,811,000 to $12,138,000, and net cash provided by financing activities decreased from $5,087,000 to $1,439,000.

The Company assessed the materiality of these change in presentation on prior period financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (ASC Topic 250, Accounting Changes and Error Corrections). Based on this assessment, the Company concluded that this classification error corrections in its Consolidated balance sheet and Consolidated statement of cash flows are not material to any previously presented financial statements based upon overall considerations of both quantitative and qualitative factors. The correction had no effect on any previously reported amounts in our consolidated financial statements as of and for the year ended December 31, 2024 other than those previously mentioned.

Cash Equivalents – All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Amounts included in cash equivalents in the accompanying consolidated balance sheets are money market funds whose adjusted costs approximate fair value.

Restricted cash - Restricted cash consists of deposits and other cash balances that are restricted as to withdrawal or use under the terms of certain contractual arrangements. These amounts are generally maintained as collateral for letters of credit, lease-related security deposits, or other business requirements. The Company classifies restricted cash as a current assets on noncurrent asset on the Consolidated balance sheets based on when the applicable restrictions are expected to lapse. For purposes of the consolidated statements of cash flows, cash, cash equivalents, and restricted cash are presented in total

Accounts Receivable – The Company extends credit to its customers in the normal course of business. The Company performs ongoing credit evaluations and generally does not require collateral. Payment terms are generally 30 days but up to net 120 for certain customers. The Company carries its trade accounts receivable at invoice amounts and its rent receivables at contract amounts, less an allowance for credit losses. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for credit losses based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. In estimating expected losses in the accounts receivable portfolio, customer-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. Assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the customers’ abilities to pay.

At December 31, 2025, and December 31, 2024 the Company established a reserve for credit losses of approximately $1,014,000 and $1,613,000, respectively. The Company does not accrue interest on past due accounts receivable. Accounts receivable, net was $2,254,000, and $3,068,000 for December 31, 2025, and December 31, 2024, respectively.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk because of any non-performance by the financial institutions. As of December 31, 2025, one customer accounted for approximately 29% of our consolidated revenue. As of December 31, 2024, one customer accounted for approximately 22% of our consolidated revenue and second customer accounted for approximately 13% of our consolidated revenue

Notes receivable, unearned interest, and related recognition - The Company records all future payments of principal and interest on notes as notes receivable, which are then offset by the amount of any related unearned interest income. For financial statement purposes, the Company reports the net investment in the notes receivable on the consolidated balance sheet as current or long-term based on the maturity date of the underlying notes. Such net investment is comprised of the amount advanced on the loans, adjusting for net deferred loan fees or costs incurred at origination, amounts allocated to warrants received upon origination, and any payments received in advance. The unearned interest is recognized over the term of the notes and the income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding. Net deferred loan fees or costs, together with discounts recognized in connection with warrants acquired at origination, are accreted as an adjustment to yield over the term of the loan.

Allowance For Loans And Lease Losses - ASC Topic 326 which requires an allowance for credit losses to be deducted from the amortized cost basis of financial assets to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In estimating expected losses in the loan portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. Assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. After the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans. At December 31, 2025, and December 31, 2024, the Company established a reserve for credit losses of approximately $7,478,000, $9,406,000, respectively

Investments – Investments in equity securities with a readily determinable fair value, not accounted for under the equity method, are recorded at fair value with unrealized gains and losses included in earnings. For other equity securities without a readily determinable fair value, the investment is recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with unrealized gains and losses included in earnings. For equity method investments, the Company regularly reviews its investments to determine whether there is a decline in fair value below book value. If there is a decline that is other-than-temporary, the investment is written down to fair value. See Note 8 for further discussion on investments.

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

Inventory – Inventories consist primarily of paper, pre-printed security paper, paperboard, fully prepared packaging, air filtration systems, and health and beauty products which and are stated at the lower of cost or net realizable value on the first-in, first-out (“FIFO”) method. Packaging work-in-process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items. An allowance for obsolescence of approximately $53,000 and $180,000 associated with the inventory at our Premier subsidiary for December 31, 2025 and 2024, respectively. Write- downs and write-offs are charged to Cost of revenue. During 2025, the Company wrote off approximately $419,000 of its Celios completed units of its air purification inventory, as management believes those inventory will not materially generate future sales.

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

Investments in real estate, net – Acquisition of assets are recorded at their relative fair value based on total accumulated costs of the acquisition. Direct acquisition-related costs are capitalized as a component of the acquired assets. This includes all costs related to finding, analyzing and negotiating a transaction. The allocation of the purchase price is an area that requires judgment and significant estimates. Tangible and intangible assets include land, building and improvements, furniture, fixtures and equipment, acquired above market and below market leases, in-place lease value (if applicable). Acquisition date fair values of assets and assumed liabilities are determined based on replacement costs, appraised values, and estimated fair values using methods similar to those used by independent appraisers and that use appropriate discount and/or capitalization rates and available market information. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Depreciation, amortization, cost to maintain and secure the buildings as well as interest incurred on the loans to procure the real estate are included in Cost of revenue on the accompanying Condensed consolidated statement of operations. During 2023, the land and buildings related to AMRE LifeCare and AMRE Winter Haven were reclassified to Assets held for sale. During 2024, the land and buildings related to AMRE Shelton were reclassified to Assets held for sale. As of December 31, 2025, circumstances around the sale of these properties have changed and the Company does not believe the sale of these properties will be finalized within the 12 months from the filing of these quarterly financial statements and have reclassified these assets to Investment in real estate, net and will begin to depreciate these assets prospectively. The Company’s policy is to obtain an independent third-party valuation for each major project in the United States as part of our assessment of identifying potential triggering events for impairment. Management may use the market comparison method to value the investments. In addition to the annual assessment of potential triggering events in accordance with ASC 360 – Property Plant and Equipment (“ASC 360”), the Company applies a fair value-based impairment test to the net book value assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. The Company recorded impairment on for the amount of $2,240,000 and $7,288,000 for the year ended December 31, 2025, and 2024, respectively.

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

Impairment of Long-Lived Assets and Goodwill - The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. In June 2025, the Company resigned its position as the registered investment advisor (“RIA”) that it assumed in September of 2021 of the American First Mutual Funds and impaired the related asset acquired in September 2021 in the amount of $600,000.

Assets held for sale – The Company has several buildings and associated land for sale as of December 31, 2024. These consist of primarily of retail space in Lindon, Utah approximating $5,593,000 and the medical facilities associated with AMRE LifeCare of approximately $41,541,000 and AMRE Winter Haven of approximately $4,396,000, and $65,000 of other assets. As of December 31, 2024, the balance associated with AMRE LifeCare was approximately $34,450,000, AMRE Shelton was approximately $6,313,000 and AMRE Winter Haven was approximately $4,396,000. As of December 31, 2025, circumstances around the sale of these properties have changed and the Company does not believe the sale of these properties will be finalized within the 12 months from the filing of these quarterly financial statements and have reclassified these assets to Investment in real estate, net and will begin to depreciate these assets prospectively.

Goodwill – Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. FASB ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after completing the assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will proceed to a quantitative test. The Company may also elect to perform a quantitative test instead of a qualitative test for any or all of our reporting units. The test compares the fair value of an entity’s reporting units to the carrying value of those reporting units. This quantitative test requires various judgments and estimates. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. The Company performed its annual goodwill impairment test as of December 31, 2025, and no impairment was deemed necessary for the goodwill associated with Premier Packaging Company of approximately $1,769,000. The Company performed a similar test for Impact BioMedical during 2024 and determined impairment was necessary. Projected cash flows, evaluated using a 26.3% discount rate and 3.0% terminal growth, indicated equity fair value far below the carrying amount, driven by limited historical revenues and sustained operating losses. Additional working-capital and related-party debt balance considerations further reduced equity value in the analysis. Taken together, these factors constituted triggering events and supported recording a goodwill impairment in the amount of $25,093,000 as of December 31, 2024.

Intangible Assets - The estimated fair values of acquired intangibles are generally determined based upon future economic benefits such as earnings and cash flows. Acquired identifiable intangible assets are recorded at fair value and are amortized over their estimated useful lives. Acquired intangible assets with an indefinite life are not amortized but are reviewed for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the carrying amounts of those assets are below their estimated fair values. Impairment is tested under ASC 350. At December 31, 2024, The Company impaired approximately $7,418,000 associated with intangible assets for AMRE Lifecare and AMRE Winter Haven. There was no impairment of intangible assets deemed necessary for 2025.

Margin loan payable - The Company utilizes margin loans to finance certain investments in marketable securities. These loans are recorded as a liability at the principal amount borrowed and are classified as other current liabilities on the Consolidated Balance Sheets, as they are generally due on demand. Interest expense is recognized as incurred within Interest expense on the Consolidated statement of operations. Marketable securities purchased on margin are recorded at fair value within Investments in marketable securities, current on the Consolidated balance sheets. As of December 31, 2025, the Company has a margin loan agreement with Apex Clearing Corp., which is used to finance additional investments in equity securities. The margin loan bears an annual interest rate of 8.95% at December 31, 2025. The loan is collateralized by the securities purchased. As of December 31, 2025, and 2024 the Company had an outstanding margin loan balance of $3,569,000 and $3,295,000, respectively, and is included in Other current liabilities on the Consolidated balance sheet. These securities serve as collateral for the margin loan; under the terms of the agreement, the Company is required to maintain a minimum equity balance. If the fair value of the collateral falls below this level, the Company may be required to deposit additional cash or sell securities to meet a margin call

Convertible Promissory Note -The Company accounts for convertible promissory notes in accordance with ASU 2020-06, and evaluates embedded features under ASC 815, Derivatives and Hedging. Upon issuance, convertible notes are recorded at their principal amount, net of any original issue discount (“OID”) and debt issuance costs. OID and issuance costs are presented as a direct deduction from the carrying amount of the debt and are amortized to interest expense using the effective interest method over the contractual term (ASC 835-30). The Company assesses all terms and features of its convertible notes, including conversion options, redemption provisions, make-whole or down-round adjustments, and default put/call rights, to determine whether any embedded features shall be bifurcated and accounted for as derivatives at fair value with changes in fair value recognized in earnings (ASC 815 and ASC 820), or whether the convertible note instrument could be qualified for simplified accounting per ASU 2020-06 and recorded at amortized cost as liability. Convertible notes are classified as current or noncurrent liabilities based on contractual maturity and the Company’s intent and ability to settle the obligation within twelve months of the balance sheet date. Accrued interest and amortization of discounts and issuance costs are included in interest and amortization expense, respectively. For diluted earnings per share, the Company applies the if-converted method to its convertible instruments in accordance with ASU 2020-06 (ASC 260).

Revenue - The Company recognizes its revenue based on when the title passes to the customer or when the service is completed and accepted by the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for shipped product or service provided. Sales and other taxes billed and collected from customers are excluded from revenue. The Company recognizes rental income associated with its REIT, net of amortization of favorable/unfavorable lease terms relative to market and includes rental abatements and contractual fixed increases attributable to operating leases, where collection has been considered probable, on a straight-line basis over the term of the related lease. Commission revenues are generated when the Company buys and sells bond and equity securities on behalf of its customers. Each time a customer enters into a buy or sell transaction, the Company recognizes a commission. Commissions and related clearing expenses are recorded on the trade date. The Company recognizes net investment income from its investment banking line of business as interest and management fees related to loans managed for third parties owed to the Company occurs.

As of December 31, 2025 and 2024, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Costs of revenue - Costs of revenue includes all direct cost of the Company’s packaging, commercial and security printing sales, primarily, paper, inks, dies, and other consumables, and direct labor, transportation, amortization, deprecation, and manufacturing facility costs. In addition, this category includes all direct costs associated with the manufacturing and procurement of the products sold in the Company’s technology sales, services and licensing including hardware and software that is resold, third-party fees, and fees paid to inventors or others as a result of technology licenses or settlements, if any. Cost of revenue for our REIT line of business includes all direct cost associated with the maintenance and upkeep of the related facilities, depreciation, amortization and the costs to acquire the facilities. Our Commercial Lending operating segment has costs of revenue associated with the impairment of notes receivable for those amounts at risk of collection. Costs of revenue do not include expenses related to product development, integration, and support. These costs are included in research and development, which is a component of selling, general and administrative expenses on the consolidated statement of operations. Legal costs are included in selling, general and administrative.

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

Sales Commissions - Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. A significant portion of the Company’s sales commissions expense is generated from its direct marketing line of business. These commissions are based on current month shipments and are paid one month in arrears. There were no sales commissions capitalized as of December 31, 2025 or 2024.

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

Research and Development - Research and development costs are expensed as incurred. Research and development costs consist primarily of third-party research costs and consulting costs. The Company recognized costs of approximately $340,000 and $278,000 in 2025 and 2024, respectively.

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

Loss Per Common Share - The Company presents basic and diluted (loss) earnings per share. Basic (loss) earnings per share reflect the actual weighted average of shares issued and outstanding during the period. Diluted (loss) earnings per share are computed including the number of additional shares from outstanding warrants, stock options and preferred stock that would have been outstanding if dilutive potential shares had been issued and is calculated utilizing the treasury stock method. In a loss period, the calculation for basic and diluted (loss) earnings per share is the same, as the impact of potential common shares is anti-dilutive. For the year ended December 31, 2025 and 2024, there were no potential dilutive instruments issued and outstanding.

Business Combinations and Acquisitions - Business combinations and non-controlling interests are recorded in accordance with FASB ASC 805 Business Combinations. Under the guidance, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition and all acquisition costs are expensed as incurred. The excess of the purchase price over the estimated fair values is recorded as goodwill. If the fair value of the assets acquired exceeds the purchase price and the liabilities assumed, then a gain on acquisition is recorded. The application of business combination accounting requires the use of significant estimates and assumptions.

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

Continuing Operations and Going Concern - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. While the Company has approximately $6.2 million in cash, the Company has incurred operating losses as well as negative cash flows from operating activities over the past two years.

Aside from its $6.2 million in cash as of December 31, 2025, to continue as a going concern, the Company can generate operating cash through the sale of its $6.5 million of marketable securities. To continue as a going concern, Also, historically, the Company has been able to obtain equity via issuance of authorized shares of its common stock currently not issued and/or debt-based financing to meet its working capital needs. In addition, the Company has taken steps, and will continue to take measures, to materially reduce the expenses and cash burn at all corporate and business line levels

Recent Accounting Standards - The Financial Accounting Standards Board (FASB) issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. There are several new accounting pronouncements issued by FASB which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company.

In November 2023, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure through enhanced disclosures about significant segment expenses. The amendment is effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024 and early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company has adopted the enhanced segment disclosures for the year ended December 31, 2024. The Company reports its segment information to reflect the manner in which the Company’s chief operating decision maker (“CODM”) reviews and assesses performance. The Company’s Interim Chief Executive Officer has responsibilities as the CODM and review and assess the performance of the Company as a whole.

The primary financial measures used by the CODM to evaluate performance and allocate resources are net income (loss) and operating income (loss). The CODM uses net income (loss) and operating income (loss) to evaluate the performance of the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Information on Net loss and Operating loss is disclosed in the Condensed Consolidated Statements of Operations. Segment expenses and other segment items are provided to the CODM on the same basis as disclosed in the Condensed Consolidated Statements of Operations.

The CODM does not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the notes to the financial statements

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” which is intended to simplify various aspects related to accounting for income taxes. ASU 2023-09 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in ASU 2023-09 are effective for public business entities for fiscal years beginning after December 15, 2024, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods. The adoption of this ASU did not have a material impact on the Consolidated Financial Statements

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Disaggregation of Income Statement Expenses (“DISE”). ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. As revised by ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, the provisions of ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. With the exception of expanding disclosures to include more granular income statement expense categories, we do not expect the adoption of ASU 2024-03 to have a material effect on our consolidated financial statements taken as a whole.

In November 2024, the FASB issued ASU 2024-04 (“ASU 2024-04”), Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions or as extinguishments. The amendments in ASU 2024-04 are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for entities that have adopted ASU 2020-06. The Company is currently evaluating the effect of adopting ASU 2024-04 on its consolidated financial statements and related disclosures. The Company does not currently expect the adoption of this standard to have a material impact on its consolidated financial statements.

3. INVENTORY

Inventory consisted of the following as of December 31:

	2025	2024
Finished Goods	$807,000	$1,857,000
Work in Process	498,000	345,000
Raw Materials	746,000	420,000
	$2,051,000	$2,622,000
Less allowance for obsolescence	(53,000)	(180,000)
	$1,998,000	$2,442,000

4. NOTES RECEIVABLE

Note 1

On May 14, 2021, DSS Pure Air, Inc. a subsidiary of the Company entered a convertible promissory note (“Note 1”) with Puradigm, Inc. (“Puradigm”), a company registered in the state of Texas. Note 1 has an aggregate principal balance up to $5,000,000, to be funded at the request of Puradigm. Note 1, which incurs interest at a rate of 6.65% due quarterly, had a maturity date of May 1, 2023. Note 1 contains an optional conversion clause that allows the Company to convert all, or a portion of all, into newly issued member units of Puradigm with the maximum principal amount equal to 18% of the total equity position of Puradigm at conversion. The outstanding principal and interest as of December 31, 2025 and December 31, 2024, approximated $5,544,000. As of December 31, 2025 and December 31, 2024 this note is in default and the Company has a reserve of $5,544,000 against the principal and interest outstanding.

Note 2

On October 25, 2021, APF entered into a loan agreement (“Note 2”) with Asili, LLC. (“Asili”), a company registered in the state of Utah. Note 3 has an initial aggregate principal balance up to $1,000,000, to be funded at the request of Asili, with an option to increase the maximum principal borrowing to $3,000,000. Note 2, which incurs interest at a rate of 8.0% with principal and interest due at the maturity date of October 25, 2022. This note contains an optional conversion feature allowing APF to convert the outstanding principal to a 10% membership interest. APF, as holder of Note 2, has the right to elect one member to the Board of Managers. This note is in default and the outstanding principal and interest of approximately $884,000 is fully reserved for as of December 31, 2025 and December 31, 2024.

Note 3

On January 24, 2022, APF and an individual entered into a promissory note (“Note 3”) in the principal sum of $100,000 with interest of 6%, due annually, and maturing in January 2024. The outstanding principal and interest at December 31, 2024 approximated $17,000 and was included in Current portion of notes receivable on the accompanying consolidate balance sheet. As of December 31, 2025, the outstanding principal and interest approximating $18,000 were written-off.

Note 4

On March 2, 2022, APF and WUURII Commerce, Inc. (“WUURII”), a corporation organized under the laws of the Republic of Korea entered into a promissory note (“Note 4”). Under the terms of Note 4, APF at its discretion, may lend up to the principal sum of $893,000 with an interest rate of 8%, and matured in March 2024 and was extended to April 2025, with interest payable quarterly. The outstanding principal and interest at December 31, 2025, and December 31, 2024 is $465,000 and $468,000, respectively. This loan is currently in default and as of December 31, 2025 the Company has a reserve of $465,000 against the principal and interest outstanding.

Note 5

On May 9, 2022, DSS PureAir and Puradigm entered into a promissory note (“Note 5”) in the principal sum of $210,000 with interest of 10%, is due in three quarterly installments beginning on August 9, 2022, with the first two payment consisting of interest only. All unpaid principal and interest are due on February 9, 2023. This loan is currently in default. The outstanding principal and interest at December 31, 2025 and December 31, 2024 approximates $224,000. This note was fully reserved for as of December 31, 2025 and December 31, 2024.

Note 6, related party

On August 29, 2022, DSS Financial Management Inc and BMI Capital International LLC. (“BMIC LLC”), a related party, entered into a promissory note (“Note 6”) in the principal sum of $100,000 with interest of 8%, is due in three quarterly installments beginning on September 14, 2022. All unpaid principal and interest was due on August 29, 2025. The outstanding principal and interest at December 31, 2025, and December 31, 2024 approximated $86,000, and was fully reserved for as of December 31, 2025 and December 31, 2024. DSS owns 24.9% of the outstanding common shares of BMIC LLC.

Note 7, related party

On May 8, 2023, DSS Financial Management Inc and BMIC LLC entered into a promissory note (“Note 7”) in the principal sum of $102,000 with interest at the prime rate plus 2% with a maturity date of May 7, 2026. The outstanding principal and interest at December 31, 2025, and December 31, 2024 approximated $110,000, and was fully reserved for as of December 31, 2025 and December 31, 2024. DSS owns 24.9% of the outstanding common shares of BMIC LLC.

Note 8, related party

On July 26, 2022, APF and Value Exchange International, Inc. (“VEII”) entered into a promissory note (“Note 8”) in the principal sum of $1,000,000 with interest of 8% with all unpaid principal and interest due on July 26, 2024. This note was amended so that all unpaid principal and interest is due July 26, 2025. The outstanding principal and interest as of December 31, 2025 and December 31, 2024 approximates $917,000. This note was fully reserved for as of December 31, 2025 and December 31, 2024. Heng Fai Ambrose Chan, the Chairman of DSS, Inc is also the on the board of directors of VEII.

Note 9

On February 19, 2021, Impact BioMedical, Inc, entered into a promissory note with an individual. The Company loaned the principal sum of $206,000, with interest at a rate of 6.5%, and maturity date of August 19, 2022 later amended to February 19, 2026. Monthly payments are due on the twenty-first day of each month and continuing each month thereafter until February 19, 2026. This note is secured by certain real property situated in Collier County, Florida. The outstanding principal and interest as of December 31, 2025, and December 31, 2024 was approximately $198,000 and $201,000, respectively. As of December 31, 2025, approximately $198,000 is classified in Current notes receivable. As of December 31, 2024, $184,000 is classified in Current notes receivable and the remaining $17,000 is classified as Notes receivable on the accompanying consolidated balance sheet. The maturity date is currently being renegotiated.

Note 10

On June 27, 2023, Decentralized Sharing Systems, Inc. and Stemtech Corporation (“Stemtech”) entered into a convertible promissory note (“Note 10”) in the principal sum of $1,400,000 with a discount of $300,000 and interest rate of 10% and maturity date of September 1, 2024. The outstanding principal, interest, and associated discount was fully reserved for as of December 31, 2024 and written off as of December 31, 2025

Note 11

On March 31, 2023, DSS Biohealth Security, Inc and an individual entered into a promissory note (“Note 11”) in the principal sum of $140,000 and interest rate floating daily to Wall Street Journal Prime rate per annum with the total outstanding principal and interest due at the maturity date of March 31, 2025. As of December 31, 2025 and December 31, 2024, the outstanding principal and interest approximated $135,000. This balance was fully reserved for as of December 31, 2025 and December 31, 2024.

Note 12

On August 29, 2024, APF entered into a promissory note (“Note 12”) with WestPark. Note 12 has a principal balance of $459,000. Note 12, which incurs interest at a rate of 10.0% with principal and interest due at the maturity date of April 27, 2026. On November 1, 2024, monthly payments of approximately $28,000 are due with any unpaid interest and principal due at maturity. As of December 31, 2025, the outstanding principal and interest approximates $237,000, which is classified as Current notes receivable on the accompanying consolidated balance sheet. As of December 31, 2024, the outstanding principal and interest approximates $450,000, of which $337,000 is classified as Current notes receivable and the remaining $113,000 is classified as Non-current notes receivable on the accompanying consolidated balance sheet.

5. PROVISION FOR CREDIT LOSSES

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

As of December 31, 2025, we have reviewed the entire loan portfolio as well as all financial assets of the Company for the purpose of evaluating the loan portfolio and the loan balances, including a review of individual and collective portfolio loan quality, loan(s) performance, including past due status and covenant defaults, assessment of the ability of the borrower to repay the loan on the loan terms, whether any loans should be placed on nonaccrual or returned to accrual, any concentrations in any single borrower and/or industry that we might need to further manage, and if any specific or general loan loss reserve should be established for the entire loan portfolio or for any specific loan.

We analyzed the loan loss reserve from three basis: general loan portfolio reserves; industry portfolio reserves, and specific loan loss reserves. As of year-ended December 31, 2025 and December 2024, the Company recorded a Loan loss reserve of approximately $7,478,000 and $9,406,000, respectively.

General Loan Portfolio Reserve - Based upon the review of our loan portfolio, we do not believe that a substantial general loan portfolio reserve is due at this time. However, we do recognize that some inherent risks are in all loan portfolios, thus we recorded a general contingent portfolio reserve of $0 and $196,000 of the loan portfolio loan balance as of December 31, 2025 and December 31, 2024, respectively.

Industry Portfolio Reserves – Given the relatively young loan portfolio and a diversification of the portfolio over several different loan products, the risk is reduced. Accordingly, we have not recorded a discretionary reserve as of December 31, 2025 and December 31, 2024

Specific Loan Reserves - Previously, we had identified credit weaknesses and borrower repayment weakness with Asili, which has a current principal and interest balance of $884,000 and have recorded a loan loss reserve for the full balance due the Company as of December 31, 2024. The Company had also previously identified credit weakness in Puradigm and has placed a reserve approximating $5,768,000 against the outstanding principal and interest as of December 31, 2024 of their two loans. Previously, the Company identified credit weakness in Stemtech and has placed a reserve approximating $1,045,000 against the outstanding principal and interest as of December 31, 2024. During the first quarter of 2024, the Company identified credit weakness in VEII and an individual and has placed a reserve approximating $959,000 against the outstanding principal and interest as of March 31, 2024. There has been no change to this amount. Also, during the first quarter of 2024, the Company identified credit weakness in BMIC, a related party, and has placed a reserve approximating $211,000 against the outstanding principal and interest as of March 31, 2024, later adjusted to $196,000 as of December 31, 2024. The Company identified credit weakness with WUURII and has placed a $234,000 reserve against the outstanding principal and interest as of December 31, 2024 and reserved for the remaining outstanding balance of approximately $233,000 as of December 31, 2025. The Company has also identified credit weakness with an individual and has placed a $135,000 reserve against the outstanding principal and interest as of December 31, 2024, and reserved for an approximate $17,000 against the outstanding principal and interest for another individual as of December 31, 2025. No additional reserves were deemed necessary as of December 31, 2025.

The following table identifies the loan loss reserve for the period ending December 31:

	2025	2024
General Loan Portfolio Reserve	$-	$196,000
Specific Loan Reserves	7,478,000	9,210,000
Total	$7,478,000	$9,406,000

Changes in the allowance for credit losses and loan loss reserve were as follows:

	Allowance for credit losses	Loan loss reserve	Total
Balance at December 31, 2024	$1,613,000	$9,406,000	$11,019,000
Credit loss expense	-	20,000	20,000
Write-offs	-	(1,948,000)	(1,948,000)
Recoveries	(600,000)	-	(600,000)

Balance at December 31, 2025	$1,013,000	$7,478,000	$8,491,000

6. FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities

The following tables show the Company’s cash and marketable securities by significant investment category as of December 31:

	2025
	Cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$4,981,000	$-	$4,981,000	$4,981,000	$-
Restricted Cash	100,000		100,000	100,000	-
Level 1
Money Market Funds	1,233,000		1,233,000	1,233,000	-
Marketable Securities	26,383,000	(17,172,000)	$9,211,000	-	9,211,000
Total	$32,697,000	$(17,172,000)	$15,525,000	$6,314,000	$9,211,000

	2024
	Cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$11,351,000	$-	$11,351,000	$11,351,000	$-
Level 1
Money Market Funds	62,000	-	$62,000	62,000	-
Marketable Securities	25,933,000	(16,722,000)	$9,211,000	-	9,211,000
Total	$37,364,000	$(16,722,000)	$20,642,000	$11,413,000	$9,211,000

The following tables shows the Company’s net unrealized (loss) gain recognized during the year on marketable securities as of December 31:

	2025	2024

Net gains (losses) recognized during the year on marketable securities	$(807,000)	$(856,000)

Less: Net gains (losses) realized during the year on marketable securities sold during the period	(666,000)	(113,000)

Net unrealized gain (loss) recognized during the reporting year on marketable securities still held at the reporting date	$(141,000)	$(743,000)

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

On December 17, 2025 AMRE Winter Haven, LLC., a majority owned subsidiary of the Company, sold its property located in Winter Haven FL. The contract price of $4,600,000. The carrying value of the asset was approximately $4,324,000, resulting in a loss on the sale of property of approximately $292,000 after payment of related expenses.

On December 22, 2025 AMRE Lifecare, LLC., a majority owned subsidiary of the Company, sold its property located in Fort Worth TX. The contract price of $3,100,000. The carrying value of the asset was approximately $11,406,000, resulting in a loss on the sale of property of approximately $8,591,000 after payment of related expenses.

8. INVESTMENTS

Alset International Limited, related party

The Company owns 127,179,291 shares or approximately 4% of the outstanding shares of Alset International Limited (“Alset Intl”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. This investment is classified as a marketable security and is classified as Investment in marketable securities, noncurrent on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of December 31, 2025, and December 31, 2024, was approximately $2,277,000 and $2,518,000 respectively. During the year ended December 31, 2025 and December 31, 2024, the Company recorded unrealized loss on this investment of approximately $242,000 and unrealized loss of $750,000, respectively.

True Partners Capital Holding Limited

The Company owns 81,836,908 shares of True Partners Capital Holding Limited (“True Partners”), a publicly listed company on the Hong Kong Stock Exchange. On February 28, 2022, the Company entered into a Stock Purchase Agreement with Alset EHome International Inc. (“AEI”), pursuant to which AEI has agreed to sell a subsidiary holding 62,336,908 shares of stock of True Partner Capital Holding Limited exchange for 17,570,948 shares of common stock of the Company (the “DSS Shares”). The Company’s Executive Chairman and a significant stockholder, Heng Fai Ambrose Chan is the Chairman, Chief Executive Officer and largest shareholder of AEI. Further, on February 20, 2025, the Company acquired an additional 19,500,000 shares of True Partners. The fair value of the marketable security as of December 31, 2025 and December 31, 2024, was approximately $4,206,000 and $3,815,000, respectively. During the year ended December 31, 2025 and December 31, 2024, the Company recorded unrealized loss on this investment of approximately $609,000 and unrealized loss of $590,000, respectively.

West Park Capital, Inc.

On December 30, 2020, the Company signed a binding letter of intent with West Park Capital, Inc (“West Park”) and Century TBD Holdings, LLC (“TBD”) where the parties agreed to prepare a note and stock exchange agreement whereby DSS will assign the TBD Note to West Park and West Park shall issue to DSS a stock certificate reflecting 9.2% of the issued and outstanding shares of West Park. This note and stock exchange agreement was finalized during the first quarter 2022 and valued at approximately $500,000 and is included in Investments on the consolidated balance sheet on December 31, 2025 and as of December 31, 2024. No circumstances or events have occurred to indicate the need for an impairment on this asset. For the years ended December 31, 2025 and 2024, no impairment was recorded.

BMI Capital International LLC

On September 10, 2020, the Company’s wholly owned subsidiary DSS Securities, Inc. entered into membership interest purchase agreement with BMI Financial Group, Inc. a Delaware corporation (“BMIF”) and BMI Capital International LLC, a Texas limited liability company (“BMIC LLC”) whereas DSS Securities, Inc. purchased 14.9% membership interests in BMIC LLC for $100,000. DSS Securities also had the option to purchase an additional 10% of the outstanding membership interest which it exercised for $100,000 in January of 2021 and increased its ownership to 24.9%. Upon achieving greater than 20% ownership in BMIC LLC during the quarter ended September 30, 2021, the Company is currently accounting for this investment under the equity method of accounting per ASC 323. The Company’s portion of net loss in BMIC LLC during the year ended December 31, 2025, approximated $16,000 and $1,000 for year ended December 31, 2024. No circumstances or events have occurred since the most recent analysis that would indicate the need for an impairment is needed for the years ended December 31, 2025 or 2024.

BioMed Technologies Asia Pacific Holdings Limited

On December 19, 2020, Impact BioMedical, a wholly owned subsidiary of the Company, entered into a subscription agreement (the “Subscription Agreement”) with BioMed Technologies Asia Pacific Holdings Limited (“BioMed”), a limited liability company incorporated in the British Virgin Islands, pursuant to which the Company agreed to purchase 525 ordinary shares or 4.99% of BioMed at a purchase price of approximately $632,000. The Subscription Agreement provides, among other things, the Company has the right to appoint a new director to the board of BioMed. With respect to an issuance of shares to a third party by BioMed, the Company will have the right of first refusal to purchase such shares, as well as customary tag-along rights. In connection with the Subscription Agreement, Impact Biomedical entered into an exclusive distribution agreement (the “Distribution Agreement”) with BioMed, to directly market, advertise, promote, distribute, and sell certain BioMed products, which focus on manufacturing natural probiotics, to resellers. This investment is impaired in full at December 31, 2025 as it does not have a readily determined fair value.

9. PROPERTY PLANT AND EQUIPMENT AND INVESTMENT IN REAL ESTATE

Property, plant and equipment consisted of the following as of December 31:

	Estimated
	Useful Life	2025	2024
Machinery and equipment	5-10 years	$10,211,000	$9,998,000
Building and improvements	39 years	317,000	317,000
Furniture and fixtures	7 years	441,000	432,000
Software and websites	3 years	240,000	240,000
Total Cost		11,209,000	10,987,000
Less: accumulated depreciation		6,390,000	5,606,000
Property, plant and equipment, net		$4,819,000	$5,381,000

Depreciation expense for the years ended December 31, 2025 and 2024 was $803,000 and $878,000 respectively.

Investment in real estate consisted of the following at December 31:

	Estimated
	Useful Life	2025	2024
Building and improvements	1-30 years	$11,708,000	$-
Land		5,236,000	-
Total Cost		16,944,000	-
Less: accumulated depreciation		307,000	-
Real estate, net		$16,637,000	$-

Depreciation expense for the years ended December 31, 2025 and 2024 was $698,000 and $98,000 respectively.

10. INTANGIBLE ASSETS

Intangible assets are comprised of the following as of December 31:

		2025				2024
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Write-off	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology assets	20 years	$22,260,000	$5,566,000	-	$16,694,000	$22,260,000	$4,453,000	$17,807,000
Acquired intangibles customer lists, licenses, non-compete agreements, branding, product formulas, tenant improvements, in-place, favorable and unfavorable leases	1-11 years	2,811,000	1,911,000	600,000	300,000	2,895,000	1,863,000	1,032,000
Acquired intangibles patents and patent rights		500,000	500,000	-	-	500,000	500,000	-
Patent application costs	Varied (1)	1,052,000	1,012,000	-	40,000	1,052,000	1,001,000	51,000
		$26,623,000	$8,989,000	$600,000	$17,034,000	$26,707,000	$7,817,000	$18,890,000

(1)	Patent application costs are amortized over their expected useful life which is generally the remaining legal life of the patent. As of December 31, 2025, the weighted average remaining useful life of these assets in service was approximately .7 years

Amounts amortized for the year ended December 31, 2025 and 2024 was approximately $1,140,000 and $1,361,000, respectively.

Expected amortization for each of the five succeeding fiscal years is as follows:

Year	Amount
2026	$1,138,000
2027	$1,137,000
2028	$1,130,000
2029	$1,130,000
2030	$1,130,000
thereafter	$11,369,000

11. ACCRUED EXPENSES AND DEFERRED REVENUE

Accrued expenses and deferred revenue consist of the following for the year ended December 31:

	2025	2024
Customer deposits	$71,000	$86,000
Deferred revenue	5,000	120,000
Accrued wages	520,000	546,000
Accrued expenses	1,119,000	1,890,000
Sales tax payable	10,000	9,000

	$1,725,000	$2,651,000

12. SHORT TERM AND LONG-TERM DEBT

Promissory Notes - On May 20, 2021, Premier Packaging entered into master loan and security agreement (“BOA Note”) with Bank of America, N.A. (“BOA”) to secure financing approximating $3,710,000 to purchase a new Heidelberg XL 106-7+L printing press. The aggregate principal balance outstanding under the BOA Note shall bear interest at a variable rate on or before the loan closing. As of December 31, 2025, and December 31, 2024, the outstanding principal on the BOA Note was $1,916,000 and $2,436,000, respectively and had an interest rate of 4.63%. As of December 31, 2025, $544,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $1,372,000 recorded as long-term debt. As of December 31, 2024, $520,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $1,916,000 recorded as long-term debt. Interest expense for the years ended December 31, 2025 and 2024 approximated $102,000 and $125,000, respectively. The BOA Note contains certain covenants that are analyzed annually. As of December 31, 2025, Premier is in compliance with these covenants.

On August 1, 2021, AMRE Shelton, LLC., (“AMRE Shelton”) a subsidiary of AMRE, entered into a loan agreement (“Shelton Agreement”) with Patriot Bank, N.A. (“Patriot Bank”) in an amount up to $6,155,000, with the amount financed approximating $5,105,000. The Shelton Agreement contains monthly payments of principal and an initial interest of 4.25%. The interest will be adjusted commencing on July 1, 2026 and continuing for the next succeeding 5-year period shall be determined one month prior to the change date and shall be an interest rate equal to two hundred fifty (250) basis points above the Federal Home Loan Bank Boston 5-Year/25-Year amortizing advance rate, but in no event less than 4.25% for the term of 120 months with a balloon payment approximating $2,829,000 due at term end. The affective interest rate at December 31, 2022 was 4.25%. The funds borrowed were used to purchase a 40,000 square foot, 2.0 story, Class A+ multi-tenant medical office building located on a 13.62-acre site. The purchase price has been allocated as $4,640,000, $1,600,000, and $325,000 for the facility, land, and tenant improvements, respectively. Also included in the value of the property is $585,000 of intangible assets with an estimated useful life of approximating 3 years. The net book value of these assets as of December 31, 2025 approximated $6,231,00. Of the total financed, approximately $226,000 of principal and accrued interest is classified as current portion of long-term debt, net, and the remaining balance of approximately $4,001,000 recorded as long-term debt, net of $4,000 in deferred financing costs. As of December 31, 2024 the outstanding principal and interest of approximately $4,424,000, net of $27,000 in deferred financing costs, is classified as Current portion of long-term debt on assets held-for-sale, net on the consolidated balance sheet. Interest expense for the years ended December 31, 2025 and 2024 approximated $186,000 and $196,000, respectively.

On October 13, 2021, LVAM entered into loan agreement with BMIC International (“BMIC International Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be adjusted at the maturity date. The BMIC International Loan contains an auto renewal period of three months, with a maturity date of January 2026 as of December 31, 2025. As of December 31 2025, and December 31, 2024, the outstanding principal and interest of approximately $33,000 and $463,000, respectively, are included in Current portion of long-term debt – related party, net on the consolidated balance sheet.

On October 13, 2021, LVAM entered into a loan agreement with Lee Wilson Tsz Kin (“Wilson Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be calculated at the maturity date. The Wilson Loan contains an auto renewal period of three months, with a maturity date of January 2026 as of December 31, 2025. As of December 31, 2025, and December 31, 2024, the outstanding principal and interest of approximately $145,000 and $145,000, respectively, are included in Current portion of long-term debt – related party, net on the consolidated balance sheet.

On November 2, 2021, AMRE LifeCare entered into a loan agreement (“LifeCare Agreement”) with Pinnacle Bank, (“Pinnacle Bank”) in the amount of $40,300,000. The LifeCare Agreement supported the acquisition of three medical facilities located in Fort Worth, Texas, Plano, Texas, and Pittsburgh, Pennsylvania for a purchase price of $62,000,000. These assets are classified as investments, real estate on the consolidated balance sheet. The purchase price has been allocated as $32,100,000, $12,100,000, and $1,500,000 for the facility, land and site improvements, respectively. Also included in the value of the property is $15,901,000 of intangible assets with estimated useful lives ranging from 1 to 11 years. The LifeCare Agreement calls for the principal amount of the in equal, consecutive monthly installments based upon a twenty-five (25) year amortization of the original principal amount of the LifeCare Agreement at an initial rate of interest equal to the interest rate determined in accordance as of July 29, 2022 provided, however, such rate of interest shall not be less than 4.28%, with the first such installment being payable on August 29, 2022 and subsequent installments being payable on the first day of each succeeding month thereafter until the maturity date, at which time any outstanding principal and interest is due in full. The affective interest rate at December 31, 2025 was 8.1%. As of December 31, 2025, the outstanding principal and interest of the LifeCare agreement approximates $37,401,000 and is included Current portion of long-term debt, net on the accompanying balance sheet. As of December 31, 2024 the outstanding principal and interest balance approximated and is included in Current portion of long-term debt, net on the consolidated balance sheet. Interest expense for the years ended December 31, 2025 and 2024 approximated $2,952,000 and $3,861,000, respectively. This note is in default and demand was made for final payment to be made by December 22, 2023. As of December 31, 2025, this amount is past due.

On March 17, 2022, AMRE Winter Haven, LLC (“AMRE Winter Haven”) and Pinnacle Bank (“Pinnacle”) entered into a term loan (“Pinnacle Loan”) whereas Pinnacle lent to AMRE Winter Haven the principal sum of $2,990,000, maturing on March 7, 2024 to acquire a medical facility located in Winter Haven, Florida for a purchase price of $4,500,000. The assets acquired are classified as investments, real estate on the consolidated balance sheet. The purchase price has been allocated as $3,200,000, $1,000,000, and $222,000 for the facility, land and site and tenant improvements, respectively. Also included in the value of the property is $29,000 of intangible assets with an estimated useful life of approximately 5 years. Payments are to be made in equal, consecutive installments based on a 25-year amortization period with interest at 4.28%. This note was assumed by SMS Financial on August 15, 2024, in the amount of $2,960,000 and refinanced with American Savings Life Insurance Company (“American Savings Note”) on August 29, 2025 in the amount of $3,250,000. This note has an annual interest rate of 7.99% and requires monthly installments of principal and interest of approximately $22,000 beginning on October 1, 2025 with a ballon payment at maturity on September 1, 2026. The outstanding principal and interest, approximates $3,040,000 and is included in Current portion of long-term debt, net on the accompanying consolidated balance sheet at December 31, 2024. Interest expense for the years ended December 31, 2025 and 2024 approximated $322,000 and $251,000, respectively. This property located in Winter Haven FL was sold during December of 2025 and this note was repaid in full as of December 31st 2025.

On March 30, 2023, Premier Packaging, a subsidiary of the Company entered into a loan and security agreement with Bank of America for the principal amount of $790,000 and shall accrued interest at the rate of 7.44%. Principal and interest shall be repaid in the approximate amount of $14,000 through March 2029. This loan is collateralized by a Bobst Model Novacut and is guaranteed by DSS, Inc. As of December 31, 2025, the outstanding principal and interest approximates $482,000 of which $132,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $350,000 recorded as long-term debt. As of December 31, 2024, the outstanding principal and interest approximates $605,000 of which $123,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $607,000 recorded as long-term debt. Interest expense for the years ended December 31, 2025 and 2024 approximated $41,000 and $50,000, respectively.

In August of 2025, DSS issued a $500,000 convertible promissory note to Alset, Inc. (“holder”), the Company’s largest shareholder and a related party, bearing interest at Prime (6.75% at December 31, 2025). The first 12 months’ interest is to be paid in shares of the Company; thereafter, interest is prepaid annually in cash or shares at the holder’s election. The note is convertible at the holder’s option at a fixed $0.86 per share, is payable on demand (or July 31, 2028 if not demanded) and may be redeemed by the Company on or after the first anniversary. The Company is required to reserve sufficient authorized shares and maintain the listing/quotation of its common stock. Under ASU 2020-06 and ASC 815-40, the debt host’s embedded conversion feature is indexed to the Company’s own stock and is equity-classified; accordingly, no embedded derivative is bifurcated and the instrument is accounted for as single-unit debt using the effective interest method. Interest is recognized in interest expense; when settled in shares, a credit to APIC is recorded at the fair value of shares on settlement, and any prepaid interest is recorded as a discount/prepaid and amortized to expense over the related period. The outstanding principal and interest, approximates $512,000 and is included in Convertible note payable, related party on the accompanying consolidated balance sheet at December 31, 2025.

A summary of scheduled principal payments of long-term debt, not including revolving lines of credit, subsequent to December 31, 2025 are as follows:

Year	Notes payable	Convertible note payable - related party	Notes payable - related party	Total
2026	$38,314,000	$503,000	$188,000	$39,005,000
2027	948,000	-	-	948,000
2028	996,000	-	-	996,000
2029	4194,000	-	-	494,000
2030	268,000	-	-	268,000
Thereafter	3,010,000	-	-	3,010,000
	$44,030,000	$503,000	$188,000	$44,721,000

13. LEASE LIABILITIES

The Company has operating leases predominantly for operating facilities. As of December 31, 2025, the remaining lease terms on our operating leases range from less than one to eleven years. Renewal options to extend our leases have not been exercised due to uncertainty. Termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants. There are no significant finance leases as of December 31, 2025.

Future minimum lease payments as of December 31, 2025, are as follows:

Maturity of Lease Liability:

Totals
2026	$839,000
2027	808,000
2028	824,000
2029	840,000
2030	857,000
thereafter	3,217,000
Total lease payments	7,385,000
Less imputed interest	(1,082,000)
Present value of remaining lease payments	$6,303,000

Current	$611,000
Non-current	$5,692,000

Weighted average remaining lease term (years)	8.7

Weighted average discount rate	3.8%

Cash payments made YTD	$861,000

Total cash paid during the years ended December 31, 2025 and 2024 approximated $861,000 and $956,000, respectively.

14. STOCKHOLDERS’ EQUITY

DSS, Inc. Equity transactions – On January 4, 2024 the Company effected a reverse stock split of 1 for 20. As of December 31, 2024 and December 31, 2023, there were 140,264,240 and 139,017,000 shares of our Common Stock issued and outstanding, respectively, which was converted to 7,066,772 and 6,950,858 shares, respectively.

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

On February 6, 2025, as a bonus for compensation awarded to Heng Fai Holdings Limited (“HFHL”), a Hong Kong Company, which is beneficially owned by Mr. Heng Fai Ambrose Chan, Director of DSS, Inc. HFHL was awarded 1,000,000 shares of the Company’s common stock, approximating $870,000. The issuance was approved by the board of directors on January 31, 2025.

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

On May 23, 2025, DSS, the parent company of Impact Biomedical, completed the sale of 45,400 shares of Impact Biomedical common stock. The sale of these shares, which were previously held by DSS as part of its ownership interest in Impact, was completed for a total approximate value of $24,000, which represents the consideration received from the transaction. With this sale, the shares are now publicly held and are no longer held by DSS.

Equity Incentive Plan – On June 20, 2013, the Company’s shareholders adopted the 2013 Employee, Director and Consultant Equity Incentive Plan (the “2013 Plan”). The 2013 Plan provides for the issuance of up to a total of 50,000 shares of common stock authorized to be issued for grants of options, restricted stock and other forms of equity to employees, directors and consultants. Under the terms of the 2013 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422A of the Internal Revenue Code, or options which do not qualify (“NQSOs”). During the year ended December 31, 2024, 5,333 options were forfeited. As of December 31, 2024, no shares remained available under this plan.

On December 9, 2019, the Company’s shareholders adopted the 2020 Employee, Director and Consultant Equity Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the issuance of an initial 241,204 shares of common stock authorized to be issued for grants of options, restricted stock and other forms of equity to employees, directors and consultants. In addition, on the first day of each calendar year, for a period of not more than ten (10) years, commencing January 1, 2021, or the first business day of the calendar year if the first day of the calendar year falls on a Saturday or Sunday, the shares available under this plan will automatically increase in an amount equal to the lesser of (i) five percent (5%) of the total number of shares of Common Stock outstanding as of December 31 of the preceding fiscal year or (ii) such number of shares of Common Stock as determined by the Board of Directors. Under the terms of the 2020 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422A of the Internal Revenue Code, or options which do not qualify (“NQSOs”). As of December 31, 2025, there are 673,436 shares available under this plan.

Stock-Based Compensation – The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. During the year ended December 31, 2025, and 2024 the Company’s stock compensation approximated $0. The Company did not issue any warrants in 2025 or 2024, nor did it have any outstanding warrants as of December 31, 2025 and 2024.

Impact BioMedical, Inc. Equity Transactions – On September 16, 2024, Impact Biomedical Inc., entered into an underwriting agreement (the “Underwriting Agreement”) with Revere Securities, LLC., as representative (the “Representative”) of the underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters in a firm commitment initial public offering (the “Offering”) an aggregate of 1,500,000 of the Company’s shares of common stock, par value $0.001 per share at a public offering price of $3.00 per share. On September 17, 2024, the Company closed the Offering. The total net proceeds to the Company from the Offering, after deducting discounts, expenses allowance and expenses, was approximately $3,726,000. A final prospectus relating to this Offering was filed with the Commission on September 16, 2024. The shares of Common Stock were approved to list on the NYSE American under the symbol “IBO” and began trading there on September 16, 2024. The Company also issued warrants to the Representative and its affiliates (the “Representative’s Warrants”) warrants to purchase the number of shares of Common Stock in the aggregate equal to 5% of the Common Stock to be issued and sold in this offering (including any Shares of Common Stock sold upon exercise of the over-allotment option, if applicable). The Representative’s Warrants are exercisable for a price per share equal to 125% of the public offering price. The warrants are exercisable at any time, in whole or in part, commencing nine (9) months from the date of commencement of sales of the offering and ending on the third anniversary thereof. These warrants were not exercised and expired in September 2025.

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

Equity Incentive Plan – During 2023, the Company’s shareholders adopted the 2023 Employee, Director and Consultant Equity Incentive Plan (the “2023 Plan”). The 2023 Plan provides for the issuance of an initial 18,762,000 shares of common stock authorized to be issued for grants of options, restricted stock and other forms of equity to employees, directors and consultants. In addition, on the first day of each calendar year, for a period of not more than ten (10) years, commencing January 1, 2025, or the first business day of the calendar year if the first day of the calendar year falls on a Saturday or Sunday, the shares available under this plan will automatically increase in an amount equal to the lesser of (i) two percent (2%) of the total number of shares of Common Stock outstanding as of December 31 of the preceding fiscal year or (ii) such number of shares of Common Stock as determined by the Board of Directors. Under the terms of the 2023 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422A of the Internal Revenue Code, or options which do not qualify (“NQSOs”). As of December 31, 2025, there are 18,037,079 shares available under this plan.

Stock-Based Compensation – The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. On October 1, 2024, 880,000 option grants with a purchase price of $3.00 per share were awarded to certain officers, directors and consultants of the Company. These options have various vesting periods, and all expire on October 31, 2031. Potential proceeds of these grants is $2,640,000 and are fair valued using a Black-Scholes model at approximately $50,000. The Company record stock based compensation expense of approximately $19,000 for the year ended December 31, 2025 and is included in Sales, general and administrative compensation (inclusive of stock based compensation) on the accompanying Statement of Operations. These options were forfeited and replaced by stock grants to the Officers and Directors of Impact Biomedical totaling 3,200,000 shares. These shares became vested in January of 2026. There were no stock-based payments made during the twelve months ended December 31, 2024.

15. INCOME TAXES

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to reverse or such carryforwards are expected to be utilized.

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of tax benefits which are not expected to be realized.

The following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31:

The provision (benefit) for income taxes consists of the following:

	2025	2024
Currently payable:
Federal	$-	$-
State	-	8,000
Foreign	-	-
Total currently payable	-	8,000
Deferred:
Federal	(4,672,000)	256,000
State	70,000	(290,000)
Foreign	(9,000)	(4,000)
Total deferred	(4,611,000)	(38,000)
Less: increase/(decrease) in allowance	4,611,000	38,000
Net deferred	-	-
Total income tax provision	$-	$8,000

Individual components of deferred tax assets and liabilities are as follows:

	2025	2024
Deferred tax assets:
Net operating loss carry forwards	$25,672,000	$19,201,000
Net operating loss IRC 382 limited	9,634,000	9,634,000
Unrealized loss on securities	4,407,000	4,243,000
Equity issued for services	197,000	194,000
Goodwill and other intangibles	95,000	84,000
Investment in pass-through entity	11,000	11,000
Deferred revenue	176,000	176,000
Operating Lease Liability	1,419,000	1,557,000
Depreciation and amortization	1,000	1,000
Other	2,480,000	3,094,000
Gross deferred tax assets	44,092,000	38,195,000

Deferred tax liabilities:
Goodwill and other intangibles	3,367,000	1,567,000
Depreciation and amortization	(61,000)	309,000
Right to Use Asset	1,311,000	1,455,000
Gross deferred tax liabilities	4,617,000	3,331,000
Less: valuation allowance	(39,475,000)	(34,864,000)

Net deferred tax assets (liabilities)	$-	$-

At December 31, 2025 and 2024, the Company has approximately $154.0 million and $126.2 million in federal net operating loss carry forwards (“NOLs”), respectively, available to reduce future taxable income. Under the provisions of the Internal Revenue Code, the net operating losses are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Certain tax attributes are subject to an annual limitation as a result of certain cumulative changes in ownership interest of significant shareholders which could constitute a change of ownership as defined under Internal Revenue Code Section 382. For the year ended December 31, 2021, the Company has completed a full analysis of historical ownership changes and determined that a portion of the net operating losses have a limitation on future deductibility. Approximately $43.8 million of net operating losses incurred prior to 2020 will be unable to offset future taxable income and have been reserved via a valuation allowance to reduce the deferred tax asset to the expected realizable amount, leaving $2.9 million available for use which expire at various dates through 2038 and the residual which never expire. Additionally, at December 31, 2025 and 2024, the Company had approximately $20.7 million and $20.7 of California and Illinois NOL carry-forwards, respectively, which expire through 2043. The NOL carry forwards may be limited in certain circumstances, including ownership change and have been fully reserved via a valuation allowance.

The valuation allowance for deferred tax assets decreased approximately $4.6 million for the year ended December 31, 2025 and increased approximately $2.2 for the year ended December 31, 2024, The valuation allowance for deferred tax liability increased approximately $1.3 million in the year ended December 31, 2025 and decreased approximately $2.3 million for the year ended December 31, 2024.

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	2025		2024
Statutory United States federal rate	$(5,766,000)	21.00%	(11,276,000)	21.00%
State income taxes net of federal benefit	63,000	(0.23)	(210,000)	0.39
Permanent differences	13,000	(0.05)	5,286,000	(9.84)
Foreign Rate	1,000	(0.00)	-	0.00
NOL DTA Write-off	36,000	(0.13)	41,000	(0.08)
other	1,042,000	(3.80)	6,142,000	(11.44)
Change in valuation reserves	4,611,000	(16.79)	25,000	(0.05)

Effective tax rate	$-	0.00%	$8,000	(0.02)%

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2025 and 2024 the Company recognized no interest and penalties. The Company has taken no uncertain tax positions as of December 31, 2025 and 2024. Accordingly, the Company has recorded no liability for unrecognized tax benefits as of such dates, and no interest or penalties related to uncertain tax positions were recognized for the years then ended.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The tax years 2022-2024 generally remain open to examination by major taxing jurisdictions to which the Company is subject.

16. DEFINED CONTRIBUTION PENSION PLAN

The Company maintains a qualified employee savings plans (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code and which covers all eligible employees. Employees generally become eligible to participate in the 401(k) Plan two months following the employee’s hire date. Employees may contribute a percentage of their earnings, subject to the limitations of the Internal Revenue Code. Commencing on January 1, 2018, the Company matched 100% of the first 1% of employee contributions, then 50% of additional contributions up to an aggregate maximum match of 3.5%. The total matching contributions for 2025 and 2024 were approximately $133,000 and $154,000, respectively.

17. COMMITMENTS AND CONTINGENCIES

License Agreement – On March 19, 2022, Impact BioMedical entered into a License Agreement (“Equivir License”) with a third-party (“Licensee”) where the Licensor is granted the right, amongst other things, to develop, commercialize, and sell the Company’s Equivir technology. In exchange, the Licensee shall pay the Company a royalty of 5.5% of net sales. Under the terms of the Equivir Agreement, the Company shall reimburse the Licensee for 50% of the development costs provided that the development costs shall not exceed $1,250,000. As of December 31, 2025 and December 31, 2024, a liability of $0 has been recorded in relation to the Equivir License.

Employment Agreements – As of December 31, 2025, DSS has no employment or severance agreements with members of its management team. Its subsidiary Impact BioMedical has an employment agreement with it CEO Frank Heuszel in which Mr. Heuszel’s agreement contains a mandatory bonus clause of $150,000 for the first year of the employment term, $100,000 for the second year of the employment term, and $100,000 for the third year of the employment term. As of December 31, 2024, approximately $38,000 is accrued for year one of Mr. Heuszel’s bonus. As of December 31, 2025, approximately $96,000 is accrued for year one of Mr. Heuszel’s bonus and $25,000 for the second year of Mr. Heuszel’s bonus

Contingent Litigation Payments – The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved, and the fees can be reasonably estimated. As of December 31, 2025 and 2024 the Company had not accrued any contingent legal fees pursuant to these arrangements.

Contingent Payments – The Company is party to certain agreements with funding partners who have rights to portions of intellectual property monetization proceeds that the Company receives. As of December 31, 2025 and 2024, there are no contingent payments due.

18. SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes supplemental cash flows for the years ended December 31, 2025 and 2024:

	2025	2024

Cash paid for interest	$1,502,000	$720,000
Cash paid for income taxes	$-	$8,000
Non-cash investing and financing activities:
Shares awarded in lieu of cash award	$870,000	$-
Shares issued in lieu of cash as payment for legal services	$190,000	$-
Extinguishment of debt	$595,000	$-
Stock based compensation	$13,000	$19,000

19. SEGMENT INFORMATION

The Company reports its segment information to reflect the manner in which the Company’s chief operating decision maker (“CODM”) reviews and assesses performance. The Company’s Interim Chief Executive Officer has responsibilities as the CODM and reviews and assess the performance of the Company as a whole. The primary financial measures used by the CODM to evaluate performance and allocate resources are net income (loss) and operating income (loss). The CODM uses net income (loss) and operating income (loss) to evaluate the performance of the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Information on Net income (loss) and Operating income (loss) is disclosed in the Consolidated Statements of Operations. Segment expenses and other segment items are provided to the CODM on the same basis as disclosed in the Consolidated Statements of Operations. The CODM does not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the notes to the financial statements. During the fourth quarter of 2025, we realigned our internal reporting to better reflect how management reviews operating results and allocates resources. As a result of this CODM realignment, Direct Marketing is no longer a reportable segment and is now reported within Corporate and Other or the year ended December 31, 2025. This change did not impact consolidated revenue, consolidated net income (loss), total assets, or cash flows for any period presented; it only impacted the presentation of segment information. Segment information for prior periods presented has been recast to conform to the current-period segment presentation. Our four reporting segments are:

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

Commercial Lending: (“Commercial Lending”) through its operating company, American Pacific Financial, Inc. (“APF”) represents our financing business line. is organized for the purposes of being a financial network holding company, focused providing commercial loans and on acquiring equity positions in (i) undervalued commercial bank(s), bank holding companies and nonbanking licensed financial companies operating in the United States, South East Asia, Taiwan, Japan and South Korea, and (ii) companies engaged in—nonbanking activities closely related to banking, including loan syndication services, mortgage banking, trust and escrow services, banking technology, loan servicing, equipment leasing, problem asset management, SPAC (special purpose acquisition company) consulting, and advisory capital raising services. From this financial platform, the Company shall provide an integrated suite of financial services for businesses that shall include commercial business lines of credit, land development financing, inventory financing, third party loan servicing, and services that address the financial needs of the world Gig Economy.

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

Securities and Investment Management: (“Securities”) Securities was established to develop and/or acquire assets in the securities trading or management arena, and to pursue, among other product and service lines, real estate investment funds, broker dealers, and mutual funds management. T

Approximate information concerning the Company’s operations by reportable segment for the twelve months ended December 31, 2025 and 2024 is as follows. Segment information for prior periods presented has been recast to conform to the current-period segment presentation. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Year Ended December 31, 2025	Product Packaging	Commercial Lending	Biotechnology	Securities	Corporate/ Other	Total
Revenue	$18,150,000	$45,000	$38,000	$2,524,000	$-	$20,757,000
Cost of Revenue	16,619,000	20,000	424,000	5,844,000	19,000	22,926,000
Gross profit (loss)	1,531,000	25,000	(386,000)	(3,320,000)	(19,000)	(2,169,000)
Operating expense	3,360,000	287,000	4,041,000	2,302,000	2,275,000	12,265,000
Operating income (loss)	(1,829,000)	(262,000)	(4,427,000)	(5,622,000)	(2,294,000)	(14,434,000)
Other income (expense)	(143,000)	(236,000)	3,862,000	(11,904,000)	(4,633,000)	(13,054,000)
Net income (loss) from operations before taxes	$(1,972,000)	$(498,000)	$(565,000)	$(17,526,000)	$(6,727,000)	$(27,488,000)

Year Ended December 31, 2024	Product Packaging	Commercial Lending	Direct Marketing	Biotechnology	Securities	Corporate	Total
Revenue	$16,107,000	$226,000	$-	$-	$2,764,000	$-	$19,097,000
Cost of revenue	15,230,000	712,000	5,000	42,000	7,550,000	-	23,539,000
Gross profit (loss)	877,000	(486,000)	(5,000)	(42,000)	(4,786,000)	-	(4,442,000)
Operating expense	3,029,000	402,000	254,000	28,929,000	2,759,000	2,781,000	38,154,000
Operating income (loss)	(2,152,000)	(888,000)	(259,000)	(28,971,000)	(7,545,000)	(2,781,000)	(42,596,000)
Other income (expense)	(159,000)	(1,186,000)	81,000	(3,784,000)	(6,822,000)	768,000	(11,102,000)
Net income (loss) from operations before taxes	(2,311,000)	(2,074,000)	(178,000)	(32,755,000)	(14,367,000)	(2,013,000)	(53,698,000)

The following tables disaggregate our business segment revenues by major source:

Printed Products Revenue Information:

Twelve months ended December 31, 2025
Packaging Printing and Fabrication	$17,710,000
Commercial and Security Printing	376,000
Real Property Rental Income	64,000
Total Printed Products Revenue	$18,150,000

Twelve months ended December 31, 2024
Packaging Printing and Fabrication	$15,639,000
Commercial and Security Printing	409,000
Real Property Rental Income	59,000
Total Printed Products Revenue	$16,107,000

Commercial Lending Revenue Information:

Twelve months ended December 31, 2025
Commercial lending	$45,000
Total Commercial Lending Revenue	$45,000

Twelve months ended December 31, 2024
Commercial lending	$226,000
Total Commercial Lending Revenue	$226,000

Biotechnology Revenue Information:

Twelve months ended December 31, 2025
Retail internet sales	38,000
Total Biotechnology Revenue	$38,000

Twelve months ended December 31, 2024
Retail internet sales	$-
Total Biotechnology Revenue	$-

Securities Revenue Information:

Twelve months ended December 31, 2025
Rental	$1,246,000
Commission	1,278,000
Total Securities Revenue	$2,524,000

Twelve months ended December 31, 2024
Rental	$1,792,000
Commission	972,000
Total Securities Revenue	$2,764,000

20. RELATED PARTY TRANSACTIONS

The Company owns 127,179,291 shares or approximately 4% of the outstanding shares of Alset International Limited (“Alset Intl”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. This investment is classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of December 31, 2025, and December 31, 2024, was approximately $2,277,000 and $2,518,000 respectively. During the year ended December 31, 2025 and December 31, 2024, the Company recorded unrealized loss on this investment of approximately $242,000 and unrealized loss of $750,000, respectively.

On October 13, 2021, LVAM entered into loan agreement with BMIC International (“BMIC International Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be adjusted at the maturity date. The BMIC International Loan contains an auto renewal period of three months, with a maturity date of January 2026 as of December 31, 2025. As of December 31 2025, and December 31, 2024, the outstanding principal and interest of approximately $33,000 and $463,000, respectively, are included in Current portion of long-term debt – related party, net on the consolidated balance sheet.

On October 13, 2021, LVAM entered into a loan agreement with Lee Wilson Tsz Kin (“Wilson Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be calculated at the maturity date. The Wilson Loan contains an auto renewal period of three months, with a maturity date of January 2026 as of December 31, 2025. As of December 31, 2025, and December 31, 2024, the outstanding principal and interest of approximately $145,000 and $145,000, respectively, are included in Current portion of long-term debt – related party, net on the consolidated balance sheet.

The Company owns 81,836,908 shares of True Partners Capital Holding Limited (“True Partners”), a publicly listed company on the Hong Kong Stock Exchange. On February 28, 2022, the Company entered into a Stock Purchase Agreement with Alset EHome International Inc. (“AEI”), pursuant to which AEI has agreed to sell a subsidiary holding 62,336,908 shares of stock of True Partner Capital Holding Limited exchange for 17,570,948 shares of common stock of the Company (the “DSS Shares”). The Company’s Executive Chairman and a significant stockholder, Heng Fai Ambrose Chan is the Chairman, Chief Executive Officer and largest shareholder of AEI. Further, on February 20, 2025, the Company acquired an additional 19,500,000 shares of True Partners. The fair value of the marketable security as of December 31, 2025 and December 31, 2024, was approximately $4,206,000 and $3,815,000, respectively. During the year ended December 31, 2025 and December 31, 2024, the Company recorded unrealized loss on this investment of approximately $609,000 and unrealized loss of $590,000, respectively.

On July 26, 2022, APF and VEII entered into a promissory note (“Note 8”) in the principal sum of $1,000,000 with interest of 8% with all unpaid principal and interest due on July 26, 2024. This note was amended so that all unpaid principal and interest is due July 26, 2025. The outstanding principal and interest as of December 31, 2025 and December 31, 2024 approximates $917,000. This note was fully reserved for as of December 31, 2025 and December 31, 2024. Heng Fai Ambrose Chan, the Chairman of DSS, Inc is also the on the board of directors of VEII.

On August 29, 2022, DSS Financial Management Inc and BMIC LLC, a related party, entered into a promissory note (“Note 6”) in the principal sum of $100,000 with interest of 8%, is due in three quarterly installments beginning on September 14, 2022. All unpaid principal and interest was due on August 29, 2025. The outstanding principal and interest at December 31, 2025, and December 31, 2024 approximated $86,000, and was fully reserved for as of December 31, 2025 and December 31, 2024. DSS owns 24.9% of the outstanding common shares of BMIC LLC.

On August 29, 2024, APF entered into a promissory note with WestPark. This note has a principal balance of $459,000, which incurs interest at a rate of 10.0% with principal and interest due at the maturity date of April 27, 2026. On November 1, 2024, monthly payments of approximately $28,000 are due with any unpaid interest and principal due at maturity. As of December 31, 2025, the outstanding principal and interest approximates $237,000, which is classified as Current notes receivable on the accompanying consolidated balance sheet. As of December 31, 2024, the outstanding principal and interest approximates $450,000, of which $337,000 is classified as Current notes receivable and the remaining $113,000 is classified as Non-current notes receivable – related party on the accompanying consolidated balance sheet.

On May 8, 2023, DSS Financial Management Inc and BMIC LLC entered into a promissory note (“Note 7”) in the principal sum of $102,000 with interest at the prime rate plus 2% with a maturity date of May 7, 2026. The outstanding principal and interest at December 31, 2025, and December 31, 2024 approximated $110,000, and was fully reserved for as of December 31, 2025 and December 31, 2024. DSS owns 24.9% of the outstanding common shares of BMIC LLC.

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

In August of 2025, DSS issued a $500,000 convertible promissory note to Alset, Inc. (“holder”), the Company’s largest shareholder and a related party, bearing interest at Prime (6.75% at December 31, 2025). The first 12 months’ interest is to be paid in shares of the Company; thereafter, interest is prepaid annually in cash or shares at the holder’s election. The note is convertible at the holder’s option at a fixed $0.86 per share, is payable on demand (or July 31, 2028 if not demanded) and may be redeemed by the Company on or after the first anniversary. The Company is required to reserve sufficient authorized shares and maintain the listing/quotation of its common stock. Under ASU 2020-06 and ASC 815-40, the debt host’s embedded conversion feature is indexed to the Company’s own stock and is equity-classified; accordingly, no embedded derivative is bifurcated and the instrument is accounted for as single-unit debt using the effective interest method. Interest is recognized in interest expense; when settled in shares, a credit to APIC is recorded at the fair value of shares on settlement, and any prepaid interest is recorded as a discount/prepaid and amortized to expense over the related period. The outstanding principal and interest, approximates $512,000 and is included in Convertible note payable, related party on the accompanying consolidated balance sheet at December 31, 2025.

On February 6, 2025, as a bonus for compensation awarded to Heng Fai Holdings Limited (“HFHL”), a Hong Kong Company, which is beneficially owned by Mr. Heng Fai Ambrose Chan, Director of DSS, Inc., HFHL was awarded 1,000,000 shares of the Company’s common stock, approximating $870,000. The issuance was approved by the board of directors on January 31, 2025.

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

On May 23, 2025, DSS, the parent company of Impact Biomedical, completed the sale of 45,400 shares of Impact Biomedical common stock. The sale of these shares, which were previously held by DSS as part of its ownership interest in Impact, was completed for a total approximate value of $24,000, which represents the consideration received from the transaction. With this sale, the shares are now publicly held and are no longer held by DSS.

21. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and transactions through March 31, 2026 the date that the condensed consolidated financial statements were available to be issued and noted no subsequent events requiring financial statement recognition or disclosure other than noted below:

On February 4, 2026, DSS entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (“Aegis”), which provided for the issuance and sale by the Company and the purchase by the underwriter, in a firm commitment underwritten public offering of 900,000 shares of the Company’s common stock. Subject to the terms and conditions contained in the Underwriting Agreement, the shares were sold at a public offering price of $1.00 per share, less certain underwriting discounts and commissions. The Offering closed on February 5, 2026 and the Company received approximately $700,000, net of expenses.

DSS, Inc. asserted U.S. Patent No. 6,879,040, directed to surface-mountable electronic devices used in LED products, against Nichia Corporation and Nichia America Corporation in the United States District Court for the Central District of California. In March 2026, the United States Court of Appeals for the Federal Circuit affirmed the district court’s dismissal of the action on the ground that the asserted patent claims are invalid as indefinite under 35 U.S.C. § 112, effectively concluding the litigation. As such, the Company at December 31, 2025, released an accrual of approximately $897,000 associated with potential fees for this case.

On March 26, 2026, Alset International Limited (“AIL”), a majority-owned subsidiary of Alset Inc. (the “Company”) entered into a securities purchase agreement (the “SPA”) with DSS pursuant to which AIL will loan DSS $2,450,000, in exchange for a convertible promissory note (the “Note”) and warrants to purchase 16,554,055 shares of DSS common stock (the “Warrants”). The Note, SPA, and Warrants are collectively referred to herein as the “Transaction Documents.” The Note will bear a simple interest rate of 3% per annum. Under the terms of the Note, AIL may convert any outstanding principal and interest into shares of DSS common stock at $0.74 per share upon notice prior to maturity of the Note five (5) years from the date of thereof. The Warrants to be issued to AIL are to purchase up to 16,554,055 shares of DSS common stock at an exercise price of $0.93 per share. The Warrants expire on their fifth anniversary.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective June 27, 2025, the Audit Committee of the Board of Directors of DSS approved the dismissal of Grassi & Co., CPAs, P.C. (“Grassi”) as the Company’s independent registered public accounting firm and the engagement of HTL International, LLC. (“HTL”) as the Company’s new independent registered public accounting firm.

The reports of Grassi on the Company’s consolidated financial statements for the fiscal years ended December 31, 2024 and 2023 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2024 and 2023, and through June 27, 2025, there were no disagreements with Grassi on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grassi, would have caused Grassi to make reference thereto in its reports on the Company’s consolidated financial statements.

During the fiscal years ended December 31, 2024 and 2023, and through June 27, 2025, there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended December 31, 2024 and 2023, and through the date of engagement, neither the Company nor anyone on its behalf consulted with HTL regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and no written report or oral advice was provided to the Company by HTL that HTL concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event under Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2025. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the framework established in “Internal Control—Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, commonly referred to as the “COSO” criteria. Based on our assessment, we concluded that, as of December 31, 2025, our internal control over financial reporting was not effective based on those criteria.

In connection with management’s assessment of our internal control over financial reporting described above, the following weaknesses have been identified in the Company’s internal control over financial reporting as of December 31, 2025:

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

Remediation of the Material Weaknesses

Management believes it has taken significant steps to strengthen our overall internal controls and eliminate the material weakness of those controls. During the 2026 fiscal year, the Company will document and test the remediations put in place. Such remediation includes the following:

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

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the year ended December 31, 2025 as the Company continued to implement the remediation steps described above, we have not been able to fully document and test these controls to ensure their effectiveness over financial reporting during the year ended December 31, 2025, and thus cannot conclude that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

Please see the disclosure related to the winding down of our intellectual property monetization business included in ITEM 1 – BUSINESS, Overview, Strategic Business Plan, Exiting Unprofitable Business Lines, which information is incorporated in this Item 9B by reference.

DSS intends to hold its 2025 Annual Meeting of Stockholders at the end of the third quarter of 2026.

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

Name	Age	Director/Officer Since	Principal Occupation or Occupations and Directorships

Jason Grady	52	2018

Jason Grady, 52, has served as Interim Chief Executive Officer of DSS, Inc since October 2024. He is a seasoned executive recognized for his expertise in turnaround management, executive leadership, corporate strategy, and disciplined shareholder communication. In his role as CEO, Mr. Grady is responsible for setting strategic direction, driving operational and financial performance, and aligning leadership execution with long-term value creation. He works closely with the Board of Directors, investors, and strategic partners, with a focus on accountability, capital discipline, and sustainable profitability across the enterprise.

Prior to assuming the CEO role, Mr. Grady served as Chief Operating Officer since August 2019, where he led enterprise-wide operational restructuring, improved cost discipline, and enhanced execution across a diversified portfolio of businesses. His tenure as COO was marked by hands-on leadership, performance-based management systems, and a strong emphasis on transparency and results.

Since July 2018, Mr. Grady has also served as President and CEO of Premier Packaging Corporation, a world class folding carton and consumer packaging manufacturer. Under his leadership, Premier has strengthened its operational foundation, expanded into higher-value end markets, and reinforced a quality-first, customer-centric culture. His impact across the broader DSS platform has been central to improving operational rigor and strategic focus.

From April 2010 to July 2018, Mr. Grady served as Vice President of Sales and Business Development, where he was instrumental in driving revenue growth, expanding key customer relationships, and positioning the Company for long-term expansion.

Before joining DSS, Mr. Grady held senior leadership roles including Vice President of Marketing at Parlec Corporation, Director of Business Development at Berlin Packaging Corporation, and sales and marketing leadership positions at OutStart, Inc. He brings a rare blend of operational depth, strategic clarity, and communication discipline, with a leadership style grounded in accountability, adaptability, and execution under pressure.

Mr. Grady holds a bachelor’s degree in marketing and communications and an Masters of Business Administration (MBA) from the Rochester Institute of Technology.

Todd D. Macko	53	2020	Mr. Todd D. Macko was promoted to Chief Financial Officer on August 16, 2021. Mr. Macko previously served as the Interim Chief Financial Officer and Vice President of Finance of DSS. As the Interim Chief Financial Officer and Vice President of Finance, Mr. Macko’s responsibilities included assisting DSS’s Chief Executive Officer in all aspects of financial and regulatory reporting. In addition, his responsibilities included the day-to-day management of the Company’s Accounting and Finance team and the financial leadership in the directing and improving of the accounting, reporting, audit, and tax activities. Prior to his role as Vice President of Finance for the Company, Mr. Macko joined the wholly owned subsidiary of DSS, Premier Packaging Corporation in January 2019, as its Vice President of Finance. Mr. Macko is a Certified Public Accountant with over 25 years of public and corporate financial management, business leadership and corporate strategy. Mr. Macko brings a wealth of experience with strengths in financial planning and analysis, business process re-engineering, budgeting, merger and acquisitions, financial reporting systems, project evaluation and treasury and capital management. Prior to joining the Company, Mr. Macko served as the Corporate Controller for Baldwin Richardson Foods, a leading custom ingredients manufacturer for the food and beverage industry from November 2015 until January 2019. Prior to that, Mr. Macko served as the Controller for The Outdoor Group, LLC., Genesis Vision, Inc., Complemar Partners, Inc., and Level 3 Communications, Inc. Mr. Macko obtained is Bachelor of Science in Accounting from Rochester Institute of Technology.

José Escudero	49	2019

Mr. Escudero’s career is focused on business transformations, including turnaround, growth and M&A situations. He has led large performance transformation programs within companies of various industries and countries, including retail, fashion & luxury, hotel and the new economy related to digitalization transformation and crypto world. Mr. Escudero has been member of different Boards of Directors and Direction Committees of many companies in different countries. He has been working as expert for the leading private equity firms like: Harvard Investment Group (HIG), Advent, Goldman Sachs, etc. He has been working in financial analysis, transactional support and strategy business development as well as operating management in first level of international companies. Also, he has worked in more than 10 countries along his career (Singapore, HK, US, UK, Brazil, Spain, etc.).

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

Mr. Wai Leung William Wu has served as a director of the Company since October 20, 2019. Mr. Wu previously served as the executive director and chief executive officer of Power Financial Group Limited from November 2017 to January 2019. Mr. Wu has served as a director of Asia Allied Infrastructure Holdings Limited since February 2015. Mr. Wu previously served as a director and chief executive officer of RHB Hong Kong Limited from April 2011 to October 2017. Mr. Wu served initially as MD and subsequently CEO of SW Kingsway Capital Holdings Limited (now known as Sunwah Kingsway Capital Holdings Limited) from April 2006 to September 2010.

Mr. Wu serves as a director and is on the audit committees of Alset Inc., traded on The Nasdaq Stock Market LLC; JY GrandMark Holdings Limited listed on the Hong Kong Stock Exchange; and Asia Allied Infrastructure Holdings Limited listed on the Hong Kong Stock Exchange.

Mr. Wu holds a Bachelor of Business Administration degree and a Master of Business Administration degree from Simon Fraser University in Canada. He was qualified as a chartered financial analyst of The Institute of Chartered Financial Analysts in 1996.

Mr. Wu previously worked for a number of international investment banks and possesses over 26 years of experience in the investment banking, capital markets, institutional broking and direct investment businesses. He is a registered license holder to carry out Type 6 (advising on corporate finance) and Type 9 (asset management) regulated activities under the Securities and Futures Ordinance (Chapter 571 of the Laws of Hong Kong). Mr. Wu has served as a member of the Guangxi Zhuang Autonomous Region Committee of the Chinese People’s Political Consultative Conference in between 2013 to 2022.

Mr. Wu’s experience in banking, capital markets, investment banking, Asian economic and banking dynamics, and education in corporate finance and asset management qualify him to serve on the Company’s Board as Lead Independent Director, Chair of the Audit Committee and member of the Compensation and Management Resources Committee

Tung Moe Chan	47	2020

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

Wong Shui Yeung joined the Board of Directors of the Company in July 2022. Mr. Wong is a practicing member and fellow member of Hong Kong Institute of Certified Public Accountants and holds a bachelor’s degree in business administration. Mr. Wong is a Certified Public Accountant admitted to practice in Hong Kong and he serves as the sole proprietor of S.Y.WONG. He has over 25 years’ experience in accounting, auditing, corporate finance, corporate investment and development, and company secretarial practice.

Mr. Wong has served as a member of the Board of Directors of HWH International Inc. (formerly Alset Capital Acquisition Corp.) and Alset Inc. since January 2022 and November 2021 respectively, the shares of which are listed on NASDAQ. Mr. Wong has served as an independent non-executive director of Alset International Limited since June 2017, the shares of which are listed on the Catalist Board of Singapore Stock Exchange. Mr. Wong has served as a member of the Board of Directors of Value Exchange International, Inc. since April 2022, the shares of which are listed on the OTCQB. Mr. Wong was an independent non-executive member of the Board of Directors of First Credit Finance Group Limited from February 2024 to January 2026, the shares of which were listed on the GEM Board of The Stock Exchange of Hong Kong Limited.

Mr. Wong’s knowledge of complex, cross-boarder financial, accounting and tax matters is highly relevant to our business, as well as working experience in internal corporate controls, qualify him to server as a independent member of the Board. He serves on our Audit, Nominations and Corporateas Governance Committees.

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

In fiscal 2025, each of the Company’s independent directors attended or participated in 100% of the aggregate of (i) the total number of meetings of the Board of Directors held during the period in which each such director served as a director and (ii) the total number of meetings held by all committees of the Board of Directors during the period in which each such director served on such committee. All directors attended last year’s annual general meeting. During the fiscal year ended December 31, 2025, the Board held four meetings and acted by written consent on three occasions.

Mr. Sassuan Samson Lee resigned from the Board on February 8, 2024. Mr. Lee did not resign from the Board as a result of any disagreement related to the Company’s operations, policies or practices.

Mr. Frank D. Heuszel resigned from the Board on August 23, 2024. Mr. Heuszel did not resign from the Board as a result of any disagreement related to the Company’s operations, policies or practices.

Audit Committee

The Company has separately designated an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee held six meetings in 2025 and did not acted by written consent. The Audit Committee is responsible for, among other things, the appointment, compensation, removal and oversight of the work of the Company’s independent registered public accounting firm, overseeing the accounting and financial reporting process of the Company, and reviewing related person transactions. As of December 31, 2025 and December 31, 2024, the Audit Committee is comprised of Mr. Wu, who serves as Chairman of the Audit Committee, Mr. Wong, and Mr. Escudero. Each of Messrs. Wu and Escudero is qualified as a “financial expert” as defined in Item 407 under Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”). Mr. Wong is financially sophisticated. Each of Mr. Wu, Mr. Escudero and Mr. Wong is an independent director (as defined under Section 803 of the NYSE American LLC Company Guide). The Audit Committee operates under a written charter adopted by the Board of Directors, which can be found in the Investors/Corporate Governance section of our web site, www.dssworld.com.

Compensation and Management Resources Committee

The purpose of the Compensation and Management Resources Committee is to assist the Board in discharging its responsibilities relating to executive compensation, succession planning for the Company’s executive team, and to reviewing and making recommendations to the Board regarding employee benefit policies and programs, incentive compensation plans and equity-based plans. The Compensation and Management Resources Committee did not meet in 2025 and did not act by written consent in 2025. The Compensation and Management Resources Committee is responsible for, among other things, (a) reviewing all compensation arrangements for the executive officers of the Company and (b) administering the Company’s stock option plans. The Compensation and Management Resources Committee consists of Mr. Escudero, Mr. Wu and Mr. Wong, with Mr. Escudero as the Chairman. Each of the members of the Compensation and Management Resources Committee is an independent director (as defined under Section 803 of the NYSE American Company Guide). The Compensation and Management Resource Committee operates under a written charter adopted by the Board of Directors, which can be found in the Investors/Corporate Governance section of our web site, www.dsssecure.com. The duties and responsibilities of the Compensation and Management Resources Committee in accordance with its charter, are to review and discuss with management and the Board the objectives, philosophy, structure, cost and administration of the Company’s executive compensation and employee benefit policies and programs; no less than annually, review and approve, with respect to the Chief Executive Officer and the other executive officers (a) all elements of compensation, (b) incentive targets, (c) any employment agreements, severance agreements and change in control agreements or provisions, in each case as, when and if appropriate, and (d) any special or supplemental benefits; make recommendations to the Board with respect to the Company’s major long-term incentive plans applicable to directors, executives and/or non-executive employees of the Company and approve (a) individual annual or periodic equity-based awards for the Chief Executive Officer and other executive officers and (b) an annual pool of awards for other employees with guidelines for the administration and allocation of such awards; recommend to the Board for its approval a succession plan for the Chief Executive Officer, addressing the policies and principles for selecting a successor to the Chief Executive Officer, both in an emergency situation and in the ordinary course of business; review programs created and maintained by management for the development and succession of other executive officers and any other individuals identified by management or the Compensation and Management Resources Committee; review the establishment, amendment and termination of employee benefits plans, review employee benefit plan operations and administration; and any other duties or responsibilities expressly delegated to the Compensation and Management Resources Committee by the Board from time to time relating to the Committee’s purpose. The Compensation and Management Resources Committee may request any officer or employee of the Company or the Company’s outside counsel to attend a meeting of the Compensation and Management Resources Committee or to meet with any members of, or consultants to, the Compensation and Management Resources Committee. The Company’s Chief Executive Officer does not attend any portion of a meeting where the Chief Executive Officer’s performance or compensation is discussed, unless specifically invited by the Compensation and Management Resources Committee.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for overseeing the appropriate and effective governance of the Company, including, among other things, (a) nominations to the Board of Directors and making recommendations regarding the size and composition of the Board of Directors and (b) the development and recommendation of appropriate corporate governance principles. At December 31, 2025, the Nominating and Corporate Governance Committee consisted of Mr. Wu, Mr. Wong and Mr. Escudero, each of whom is an independent director (as defined under Section 803 of the NYSE American LLC Company Guide Mr. Wong was appointed to the Nominating and Corporate Governance Committee as Chair of the Committee.

The Nominating and Corporate Governance Committee did not met during 2025 and did not act by written consent in 2025. The Nominating and Corporate Governance Committee operates under a written charter adopted by the Board of Directors, which can be found in the Investors/Corporate Governance section of our web site, www.dsssecure.com. The Nominating and Corporate Governance Committee adheres to the Company’s By-Laws provisions and Securities and Exchange Commission rules relating to proposals by stockholders when considering director candidates that might be recommended by stockholders, along with the requirements set forth in the committee’s Policy with Regard to Consideration of Candidates Recommended for Election to the Board of Directors, also available on our website. The Nominating and Corporate Governance Committee of the Board of Directors is responsible for identifying and selecting qualified candidates for election to the Board of Directors prior to each annual meeting of the Company’s stockholders. In identifying and evaluating nominees for director, the Committee considers each candidate’s qualities, experience, background and skills, as well as other factors, such as the individual’s ethics, integrity and values which the candidate may bring to the Board of Directors. Currently, the Nominating and Corporate Governance Committee does not have an explicit policy regarding diversity, however, when considering candidates nominees shall not be discriminated against based on race, religion, national origin, sex, disability or any other basis proscribed by applicable law.

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

To the Company’s knowledge, based solely upon review of the copies of such reports filed with the SEC and written representations that no other reports were required, during the fiscal year ended December 31, 2025 all Section 16(a) filing requirements applicable to the Company’s officers, directors and holders of more than ten percent of the Company’s common stock were satisfied.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned by each of the persons serving as the Company’s Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, referred to herein collectively as the “Named Executive Officers”, or NEOs, for services rendered to us for the years ended December 31, 2025 and 2024:

Name and principal position	Year	Salary	Bonus	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (2)	Total
Jason Grady, Interim Chief Executive Officer	2025	$280,198	10,000	-	-	-	-	21,563	$311,761
	2024	$259,149	93,182	-	-	-	-	18,854	$371,185
Todd D. Macko, Chief Financial Officer	2025	$263,447	10,000	-	-	-	-	21,626	$295,073
	2024	$246,165	69,440	-	-	-	-	19,602	$335,207

(2)	Includes health insurance premiums, retirement matching funds and automobile expenses paid by the Company.

Employment and Severance Agreements- DSS, Inc.

On December 12, 2023, Frank D. Heuszel, the Chief Executive Officer (“CEO”) of DSS, Inc. (the “Company”) and the Company executed a letter agreement (“Heuszel Interim Agreement”) pursuant to which Mr. Heuszel agreed to act as CEO of the Company on a month-to-month basis beginning January 1, 2024 until a new employment agreement is executed (the “Heuszel Interim Period”). Mr. Heuszel resigned as the CEO of DSS in August 2024.

On December 15, 2023, Jason Grady, the Chief Operating Officer (“COO”) of the Company and the Company executed a letter agreement (the “Grady Interim Agreement”) pursuant to which Mr. Grady agreed to act as COO of the Company on a month-to-month basis beginning January 1, 2024 until a new employment agreement is executed (the “Grady Interim Period”). In accordance with the Grady Interim Agreement, Mr. Grady will continue to act as COO until either a new employment agreement is successfully negotiated and executed or if the Grady Interim Agreement is terminated by either party by giving one month’s written notice to the other party. In October of 2024, Mr. Grady was named Interim CEO of DSS and serves in that roll on a month-to-month until a new employment agreement is executed. Mr. Grady’s base salary is approximately $277,000 per annum, which will be payable to him in accordance with the payroll policies of the Company.

Also on December 15, 2023, Todd Macko, the Chief Financial Officer (“CFO”) of the Company and the Company executed a letter agreement (the “Macko Interim Agreement”) pursuant to which Mr. Macko agreed to act as CFO of the Company on a month-to-month basis beginning January 1, 2024 until a new employment agreement is executed (the “Macko Interim Period”). In accordance with the Macko Interim Agreement, Mr. Macko will continue to act as CFO until either a new employment agreement is successfully negotiated and executed or if the Macko Interim Agreement is terminated by either party by giving one month’s written notice to the other party. Pursuant to the Macko Interim Agreement, Mr. Macko’s base salary is approximately $264,000 per annum, which will be payable to him in accordance with the payroll policies of the Company.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2025, there were no outstanding equity awards to our Named Executive Officers.

Director Compensation

The following table sets forth cash compensation and the value of stock options awards granted to the Company’s non-employee independent directors for their service in 2025:

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation (2)	Total
Current Directors
Heng Fai Ambrose Chan	$-	-	-	$-
Jose Escudero	$26,800	-	-	$26,800
William Wu	$26,800	-	-	$26,800
Tung Moe Chan	$-	-	120,000	$120,000
Joanne Wong	$22,300	-	-	$22,300
Wong Shui Yueng	$26,800	-	-	$26,800
Lim Sheng Hon, Danny	$-	-	60,000	$60,000

(2) Mr. Tung Moe Chan has consulting agreements with DSS which pays him $120,000 annual And Mr. Lim has a consulting agreement with DSS which pays him $50,000 annually.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth beneficial ownership of Common Stock as of February 16, 2026 by each person known by the Company to beneficially own more than 5% of the Common Stock, each director and each of the executive officers named in the Summary Compensation Table (see “Executive Compensation” above), and by all of the Company’s directors and executive officers as a group. Each person has sole voting and dispositive power over the shares listed opposite his name except as indicated in the footnotes to the table and each person’s address is c/o DSS, Inc., 275 Wiregrass Parkway, West Henrietta, New York 14586.

For purposes of this table, beneficial ownership is determined in accordance with the Securities and Exchange Commission rules, and includes investment power with respect to shares owned and shares issuable pursuant to warrants for February 16, 2026.

The percentages of shares beneficially owned are based on 9,992,518 shares of our Common Stock issued and outstanding as of February 16, 2026, and is calculated by dividing the number of shares that person beneficially owns by the sum of (a) the total number of shares outstanding on March 12, 2026, plus (b) the number of shares such person has the right to acquire within 60 days of March 12, 2026.

		Percentage of
	Number of Shares	Outstanding Share
Name	Beneficially Owned	Beneficially Owned
Heng Fai Ambrose Chan (1)	6,148,000	61.5%
José Escudero	51	*
Wai Leung William Wu	-	*
Jason Grady	125	*
Todd D. Macko	83	*
Tung Moe Chan	-	*
Frankie Wong	-	*
Joanne Wong	-	*
All officers and directors as a group (8 persons)	6,148,259	61.5%

5% Shareholders
Alset International limited	1,068,309	10.7%
Alset, Inc.	2,581,268	25.8%

* Less than 1%

(1)	The beneficial ownership of Heng Fai Chan includes 6,148,664 shares of common stock, consisting of (a) 1,002,978 shares of common stock held by Heng Fai Holdings Limited, an entity controlled by Heng Fai Chan; (b) 1,184,475 shares of common stock held by Heng Fai Chan directly; (C) 311,634 shares of common stock held by Global Biomedical Pte. Ltd.; and (d) 1,068,309 shares of common stock held by Alset International Limited (e) 2,581,268 shares of common stock held by Alset Inc

Equity Compensation Plans Information

The following table sets forth information about our equity compensation plans as of December 31, 2025.

	Restricted stock to be issued upon vesting	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (under equity compensation Plans (excluding securities reflected in column (a & b))

Plan Category	(a)	(b)	(c)	(d)
Equity compensation plans approved by security holders
2013 Employee, Director and Consultant Equity Incentive Plan - options	-	-	$-	-

2013 Employee, Director and Consultant Equity Incentive Plan - warrants	-	-	$-	-

2020 Employee, Director and Consultant Equity Incentive Plan	-	-	$-	673,436

Total	-	-	$-	673,436

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

The Company owns 127,179,291 shares or approximately 4% of the outstanding shares of Alset International Limited (“Alset Intl”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. This investment is classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of December 31, 2025, and December 31, 2024, was approximately $2,277,000 and $2,518,000 respectively. During the year ended December 31, 2025 and December 31, 2024, the Company recorded unrealized loss on this investment of approximately $242,000 and unrealized loss of $750,000, respectively.

On October 13, 2021, LVAM entered into loan agreement with BMIC International (“BMIC International Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be adjusted at the maturity date. The BMIC International Loan contains an auto renewal period of three months, with a maturity date of January 2026 as of December 31, 2025. As of December 31 2025, and December 31, 2024, the outstanding principal and interest of approximately $33,000 and $463,000, respectively, are included in Current portion of long-term debt – related party, net on the consolidated balance sheet.

On October 13, 2021, LVAM entered into a loan agreement with Lee Wilson Tsz Kin (“Wilson Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be calculated at the maturity date. The Wilson Loan contains an auto renewal period of three months, with a maturity date of January 2026 as of December 31, 2025. As of December 31, 2025, and December 31, 2024, the outstanding principal and interest of approximately $145,000 and $145,000, respectively, are included in Current portion of long-term debt – related party, net on the consolidated balance sheet.

The Company owns 81,836,908 shares of True Partners Capital Holding Limited (“True Partners”), a publicly listed company on the Hong Kong Stock Exchange. On February 28, 2022, the Company entered into a Stock Purchase Agreement with Alset EHome International Inc. (“AEI”), pursuant to which AEI has agreed to sell a subsidiary holding 62,336,908 shares of stock of True Partner Capital Holding Limited exchange for 17,570,948 shares of common stock of the Company (the “DSS Shares”). The Company’s Executive Chairman and a significant stockholder, Heng Fai Ambrose Chan is the Chairman, Chief Executive Officer and largest shareholder of AEI. Further, on February 20, 2025, the Company acquired an additional 19,500,000 shares of True Partners. The fair value of the marketable security as of December 31, 2025 and December 31, 2024, was approximately $4,206,000 and $3,815,000, respectively. During the year ended December 31, 2025 and December 31, 2024, the Company recorded unrealized loss on this investment of approximately $609,000 and unrealized loss of $590,000, respectively.

On July 26, 2022, APF and VEII entered into a promissory note (“Note 8”) in the principal sum of $1,000,000 with interest of 8% with all unpaid principal and interest due on July 26, 2024. This note was amended so that all unpaid principal and interest is due July 26, 2025. The outstanding principal and interest as of December 31, 2025 and December 31, 2024 approximates $917,000. This note was fully reserved for as of December 31, 2025 and December 31, 2024. Heng Fai Ambrose Chan, the Chairman of DSS, Inc is also the on the board of directors of VEII.

On August 29, 2022, DSS Financial Management Inc and BMIC LLC, a related party, entered into a promissory note (“Note 6”) in the principal sum of $100,000 with interest of 8%, is due in three quarterly installments beginning on September 14, 2022. All unpaid principal and interest was due on August 29, 2025. The outstanding principal and interest at December 31, 2025, and December 31, 2024 approximated $86,000, and was fully reserved for as of December 31, 2025 and December 31, 2024. DSS owns 24.9% of the outstanding common shares of BMIC LLC.

On May 8, 2023, DSS Financial Management Inc and BMIC LLC entered into a promissory note (“Note 7”) in the principal sum of $102,000 with interest at the prime rate plus 2% with a maturity date of May 7, 2026. The outstanding principal and interest at December 31, 2025, and December 31, 2024 approximated $110,000, and was fully reserved for as of December 31, 2025 and December 31, 2024. DSS owns 24.9% of the outstanding common shares of BMIC LLC.

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

In August of 2025, DSS issued a $500,000 convertible promissory note to Alset, Inc. (“holder”), the Company’s largest shareholder and a related party, bearing interest at Prime (6.75% at December 31, 2025). The first 12 months’ interest is to be paid in shares of the Company; thereafter, interest is prepaid annually in cash or shares at the holder’s election. The note is convertible at the holder’s option at a fixed $0.86 per share, is payable on demand (or July 31, 2028 if not demanded) and may be redeemed by the Company on or after the first anniversary. The Company is required to reserve sufficient authorized shares and maintain the listing/quotation of its common stock. Under ASU 2020-06 and ASC 815-40, the debt host’s embedded conversion feature is indexed to the Company’s own stock and is equity-classified; accordingly, no embedded derivative is bifurcated and the instrument is accounted for as single-unit debt using the effective interest method. Interest is recognized in interest expense; when settled in shares, a credit to APIC is recorded at the fair value of shares on settlement, and any prepaid interest is recorded as a discount/prepaid and amortized to expense over the related period. The outstanding principal and interest, approximates $512,000 and is included in Convertible note payable, related party on the accompanying consolidated balance sheet at December 31, 2025.

On February 6, 2025, as a bonus for compensation awarded to Heng Fai Holdings Limited (“HFHL”), a Hong Kong Company, which is beneficially owned by Mr. Heng Fai Ambrose Chan, Director of DSS, Inc., HFHL was awarded 1,000,000 shares of the Company’s common stock, approximating $870,000. The issuance was approved by the board of directors on January 31, 2025.

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

On May 23, 2025, DSS, the parent company of Impact Biomedical, completed the sale of 45,400 shares of Impact Biomedical common stock. The sale of these shares, which were previously held by DSS as part of its ownership interest in Impact, was completed for a total approximate value of $24,000, which represents the consideration received from the transaction. With this sale, the shares are now publicly held and are no longer held by DSS.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K, the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. The aggregate fees billed for professional services rendered by our former independent public accounting firm, Grassi & Co. for review services for the March 31, 2025 quarterly review was approximately $50,000. The aggregate fees billed for professional services rendered by HTL for June 30, 2025, September 30, 2025 quarterly reviews and audit services for the fiscal year ended December 31, 2025 was approximately $219,000. The aggregate fees billed for professional services rendered by Grassi & Co for audit and review services for the fiscal year ended December 31, 2024 was approximately $365,000.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant, Withum Smith Brown, P.C., for tax compliance, tax advice and tax planning during the years ended December 31, 2025 and 2024 were approximately $150,000 and $150,000 respectively. DSS has engaged Greendyke Jencik & Associates CPAs, PLLC to render quarterly and year end tax provisions. The aggregate fees for 2025 and 2024 were approximately $8,000 and $8,000.

All Other Fees

There were fees billed for professional services rendered by our principal accountant, Grassi & Co. CPAs, P.C., associated with the Company’s S-1, 10-Q and 10-K filings for Impact BioMedical for audit and review services for the fiscal year ended December 31, 2024 were approximately $210,000. The aggregate fees billed for professional services rendered by Grassi & Co for audit and review services for Impact BioMedical for the fiscal year ended December 31, 2025 was approximately $140,000.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

The Company’s Audit Committee Charter requires that the Audit Committee establish policies and procedures for pre-approval of all audit or permissible non-audit services provided by the Company’s independent auditors. Our Audit Committee approved, in advance, all work performed for year ended December 31, 2025 by our principal accountant, Grassi & Co. CPAs, P.C. The Audit Committee may establish, either on an ongoing or case-by-case basis, pre-approval policies and procedures providing for delegated authority to approve the engagement of the independent registered public accounting firm, provided that the policies and procedures are detailed as to the particular services to be provided, the Audit Committee is informed about each service, and the policies and procedures do not result in the delegation of the Audit Committee’s authority to management. In accordance with these procedures, the Audit Committee pre-approved all services performed by Grassi & Co. CPAs, P.C.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

Exhibit	Description
3.1	Certificate of Incorporation of Document Security Systems, Inc., as amended (incorporated by reference to exhibit 3.1 to Form 8-K dated August 25, 2016).
3.2	Fourth Amended and Restated By-laws of Document Security Systems, Inc. (incorporated by reference to exhibit 3.1 to Form 8-K dated June 22, 2018).
3.3	Certificate of Amendment of Certificate of Incorporation of Document Security Systems, Inc. (incorporated by reference to exhibit 3.1 to Form 8-K dated August 27, 2020).
3.4	Certificate of Correction to the Certificate of Amendment of Certificate of Incorporation of Document Security Systems, Inc. (incorporated by reference to exhibit 3.1 to Form 8-K dated November 6, 2020).
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 to Form 8-K filed January 8, 2024).
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*
10.1	Document Security Systems, Inc. 2013 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Annex H to Proxy Statement/Prospectus contained in the Registration Statement on Form S-4 originally filed with the SEC on November 26, 2012).
10.2	Investment Agreement dated as of February 13, 2014 by and among DSS Technology Management, Inc., Document Security Systems, Inc., Fortress Credit Co LLC and the Investors named therein (incorporated by reference to exhibit 10.1 to Form 8-K dated February 18, 2014).
10.3	Form of Securities Purchase Agreement for September 2015 Financing (incorporated by reference to exhibit 10.1 to Form 8-K dated September 17, 2015).
10.4	Form of Common Stock Purchase Warrant for September 2015 Financing (incorporated by reference to exhibit 10.2 to Form 8-K dated September 17, 2015).
10.5	Form of amended Securities Purchase Agreement for September 2015 Financing (incorporated by reference to exhibit 10.1 to Form 8-K dated October 2, 2015).
10.6	Form of amended Securities Purchase Agreement (incorporated by reference to exhibit 10.1 to Form 8-K dated November 30, 2015).
10.7	Proceeds Investment Agreement between Document Security Systems, Inc. and Brickell Key Investments LP dated November 14, 2016 (incorporated by reference to exhibit 10.30 to Form 10-K dated March 28, 2017).
10.8	Common Stock Purchase Warrant between Document Security Systems, Inc. and Brickell Key Investments LP dated November 14, 2016 (incorporated by reference to exhibit 10.31 to Form 10-K dated March 28, 2017).
10.9	First Amendment to Investment Agreement and Certain Other Documents between DSS Technology Management, Inc., Document Security Systems, Inc., Fortress Credit Co LLC and Investors dated December 2, 2016 (incorporated by reference to exhibit 10.32 to Form 10-K dated March 28, 2017).
10.10	Form of Common Stock Purchase Warrant (incorporated by reference to exhibit 4.1 to Form 8-K dated September 6, 2017).
10.11	Form of Securities Purchase Agreement (incorporated by reference to exhibit 10.1 to Form 8-K dated September 6, 2017).

10.12	Securities Exchange Agreement, dated September 12, 2017, between Document Security Systems, Inc. and Hengfai Business Development Pte. Ltd. (incorporated by reference to exhibit 10.1 to Form 8-K dated September 15, 2017).
10.13	2021 Employment Agreement entered by and between the Company and Frank Heuszel on November 13, 2020 (incorporated by reference to exhibit 10.1 to Form 8-K dated November 19, 2020).
10.14	2020 Amendment entered by and between the Company and Frank Heuszel on November 13, 2020
10.15	Executive Employment Agreement with Mr. Jason Grady (incorporated by reference to exhibit 10.2 to Form 10-Q dated November 13, 2019).
10.16	Executive Employment Agreement with Mr. Heng Fai Ambrose Chan (incorporated by reference to exhibit 10.3 to Form 10-Q dated November 13, 2019).
10.17	2020 Amendment entered by and among the Company, DSS Cyber Security Pte. Ltd. and Heng Fai Chan on November 19, 2020 (incorporated by reference to exhibit 10.1 to Form 8-K dated November 25, 2020).
10.18	2020 Employee, Director and Consultant Equity Incentive Plan *
10.19	Term Sheet dated March 3, 2020 (incorporated by reference to exhibit 10.1 to Form 8-K dated March 6, 2020).
10.20	Promissory Note dated March 3, 2020 (incorporated by reference to exhibit 10.2 to Form 8-K dated March 6, 2020).
10.21	Form of Warrant (incorporated by reference to exhibit 10.3 to Form 8-K dated March 6, 2020).
10.22	Stockholder Agreement (incorporated by reference to exhibit 10.4 to Form 8-K dated March 6, 2020).
10.24	Share Exchange Agreement dated as of April 27, 2020 (incorporated by reference to exhibit 10.1 to Form 8-K dated May 1, 2020.
10.25	Underwriting Agreement, dated June 16, 2020, by and between Document Security Systems, Inc. and Aegis Capital Corp. (incorporated by reference to exhibit 1.1 to Form 8-K dated June 19, 2020).
10.26	Underwriting Agreement, dated July 1, 2020, by and between Document Security Systems, Inc. and Aegis Capital Corp. (incorporated by reference to exhibit 1.1 to Form 8-K dated July 1, 2020).
10.27	Underwriting Agreement, dated July 28, 2020, by and between Document Security Systems, Inc. and Aegis Capital Corp. (incorporated by reference to exhibit 1.1 to Form 8-K dated July 31, 2020).
10.28	Securities Purchase Agreement, by and among, Sharing Services Global Corporation, and Decentralized Sharing Systems, Inc., dated April 5, 2021 (incorporated by reference to exhibit 1.1 to Form 8-K, filed with the Commission on April 9, 2021
10.29	Convertible Promissory Note, dated April 5, 2021 (incorporated by reference to exhibit 10.2 to Form 8-K filed with Commission on April 9, 2021)
10.30	Stock Purchase Agreement between Proof Authentication Corporation and Document Security Systems, Inc. dated May 7, 2021 Relating to the Purchase and Sale of 100% of the Shares of DSS Digital Inc. (incorporated by reference to Exhibit 1.1 to Form 8-K filed with the Commission on May 11, 2021)
10.31	Underwriting Agreement between Document Security Systems, Inc. and Aegis Capital Corp. (incorporated by reference to Form 8-K filed with the Commission on June 17, 2021)

10.32	Subscription Agreement by and among DSS, Inc. and Alset EHome International, Inc., dated September 3, 2021 (incorporated by reference to Exhibit 1.1 to Form 8-K filed with the Commission on September 10, 2021)
10.33	Stock Purchase And Share Subscription Agreement between Decentralized Sharing Systems, Inc., and DSS, Inc. relating to the purchase of Sharing Services Global Corporation shares (incorporated by reference to exhibits 10.1 and 10.2 of the Form 8-K filed with the Commission on December 29, 2021)
10.34	Stock Purchase Agreement dated as of January 18, 2022, by and between DSS, Inc. and Alset EHome International, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Commission on January 19, 2022)
10.35	Stock Purchase Agreement dated as of January 18, 2022, by and between DSS, Inc. and Alset EHome International, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Commission on January 19, 2022)
10.36	Stock Purchase Agreement dated as of January 25, 2022, by and between DSS, Inc. and Alset EHome International, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Commission on January 19, 2022)
10.37	Assignment and Assumption Agreement dated as of February 25, 2022, by and between DSS, Inc. and Alset International Limited (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Commission on February 25, 2022)
10.38	Convertible Promissory Note Agreement, as between the Alset International Limited and American Medical REIT Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the Commission on February 25, 2022)
10.39	Amendment to Stock Purchase Agreement, between DSS, Inc. and Alset EHome International Inc., dated February 28, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Commission on March 1, 2022)
10.40	True Partner Stock Purchase Agreement, between DSS, Inc. and Alset EHome International Inc., dated February 28, 2022 (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the Commission on March 1, 2022)
10.41	True Partner Termination Agreement, between DSS, Inc. and Alset EHome International Inc., dated as of February 28, 2022 (incorporated by reference to Exhibit 10.3 to Form 8-K filed with the Commission on March 1, 2022)
10.42	DSS Termination Agreement, between DSS, Inc. and Alset EHome International Inc., dated February 28, 2022 (incorporated by reference to Exhibit 10.4 to Form 8-K filed with the Commission on March 1, 2022)
10.43	Certificate of Amendment of Certificate of Incorporation of DSS, Inc., dated June 2, 2022 (incorporated by reference to Exhibit 3.1 to Form 8-K filed with the Commission on June 3, 2022)
10.44	Amendment No. 1 to Fifth Amended and Restated By-laws of DSS, Inc., dated June 2, 2022 (incorporated by reference to Exhibit 3.2 to Form 8-K filed with the Commission on June 3, 2022)
10.45	Assignment and Assumption Agreement, by and between Alset International Limited and DSS, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Commission on July 14, 2022)
10.46	Convertible Promissory Note as between the Alset International Limited and American Medical REIT Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the Commission on July 14, 2022)
10.47	Amendment No.1 to Assignment and Assumption Agreement as between DSS, Inc. and Alset International Limited (incorporated by reference to Exhibit 10.3 to Form 8-K filed with the Commission on July 14, 2022)
10.48	Letter Agreement dated April 17, 2023, by and between Sharing Services Global Corporation and Decentralized Sharing Systems, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 18, 2023.)
10.49	Letter agreement between Frank D. Heuszel and DSS, Inc. executed December 12, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 18, 2023.)
10.50	Letter agreement between Jason Grady and DSS, Inc. executed December 15, 2023 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 18, 2023.)
10.51	Letter agreement between Todd Mack and DSS, Inc. executed December 15, 2023 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on December 18, 2023.)
10.52	Amendment to Promissory Note effective January 18, 2024 between DSS, Inc. and Impact BioMedical, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 22, 2024).
10.53	Clawback Policy
21.1	Subsidiaries of Document Security Systems, Inc.*
23.1	Grassi consent
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

* Filed herewith

ITEM 16 – Form 10K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSS, INC.

March 31, 2026	By:	/s/ Jason Grady
Jason Grady
Interim Chief Executive Officer
(Principal Executive Officer)

March 31, 2026	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2026	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer (Principal Financial and Accounting Officer)

March 31, 2026	By:	/s/ Jason Grady
Jason Grady Interim Chief Executive Officer

March 31, 2026	By:	/s/ Heng Fai Ambrose Chan
Heng Fai Ambrose Chan Chairman of the Board and CEO of DSS International, Inc.

March 31, 2026	By:	/s/ Hiu Pan Joanne Wong
Hiu Pan Joanne Wong Director

March 31, 2026	By:	/s/ José Escudero
José Escudero Director

March 31, 2026	By:	/s/ Shui Yeung Frankie Wong
Shui Yeung Frankie Wong Director

March 31, 2026	By:	/s/ Tung Moe Chan
Tung Moe Chan
Director

March 31, 2026	By:	/s/ Lim Sheng Hon Danny
Lim Sheng Hon Danny
Director

March 31, 2026	By:	/s/ Wai Leung William Wu
William Wu Director

