Form 10-Q
period 2026-03-31
DSS, INC.
filed 2026-05-15
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026 there were 10,042,518 shares of the registrant’s common stock, $0.02 par value, outstanding.

DSS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of March 31, 2026	As of December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$4,936,000	$6,214,000
Restricted cash	-	100,000
Accounts receivable, net	2,042,000	2,254,000
Inventory	1,819,000	1,998,000
Investment in trading securities	983,000	2,694,000
Current portion of notes receivable, net	199,000	198,000
Current portion of notes receivable - related party	229,000	238,000
Prepaid expenses and other current assets	480,000	649,000
Total current assets	10,688,000	14,345,000

Property, plant and equipment, net	4,811,000	4,819,000
Investment in real estate, net	16,497,000	16,637,000
Investment, cost method	500,000	500,000
Investment, equity method	3,710,000	113,000
Investment in equity securities	2,293,000	6,517,000
Convertible bond investment – related party	8,520,000	-
Other assets	65,000	71,000
Right-of-use assets	5,668,000	5,825,000
Goodwill	1,769,000	1,769,000
Other intangible assets, net	16,746,000	17,034,000
Total assets	$71,267,000	$67,630,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,024,000	$2,597,000
Accrued expenses	1,794,000	1,725,000
Other current liabilities	2,789,000	4,367,000
Accrued interest on long-term debt	7,742,000	7,162,000
Current portion of lease liability	610,000	611,000
Current portion of long-term debt, net	30,421,000	30,343,000
Convertible note payable - related party	1,127,000	503,000
Current portion of long-term debt - related party, net	180,000	188,000
Total current liabilities	47,687,000	47,496,000

Long-term debt, net	5,496,000	5,727,000
Long term lease liability	5,539,000	5,692,000
Total liabilities	58,722,000	58,915,000

Commitments and contingencies (Note 13)

Stockholders’ equity (deficit)
Preferred stock, $0.02 par value; 47,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.02 par value; 200,000,000 shares authorized, 10,042,518 shares issued and outstanding (9,092,518 on December 31, 2025)	197,000	182,000
Additional paid-in capital	335,998,000	325,987,000
Accumulated deficit	(332,820,000)	(327,001,000)
Total stockholders’ equity of the Company	3,375,000	(832,000)
Non-controlling interest in subsidiaries	9,170,000	9,547,000
Total stockholders’ equity	12,545,000	8,715,000

Total liabilities and stockholders’ equity	$71,267,000	$67,630,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenue:
Printed products	$4,147,000	$3,983,000
Rental	148,000	714,000
Commercial lending	6,000	21,000
Commission	23,000	221,000
Biotechnology	7,000	15,000
Total revenue	4,331,000	4,954,000

Costs and expenses:
Cost of revenue	5,533,000	5,187,000
Selling, general and administrative (including stock-based compensation)	4,285,000	3,493,000
Total costs and expenses	9,818,000	8,680,000
Operating loss	(5,487,000)	(3,726,000)

Other income (expense):
Interest income	1,000	3,000
Interest income on note receivable, related party	6,000	6,000
Dividend income	10,000	-
Other income (expense)	(14,000)	4,000
Interest expense	(39,000)	(33,000)
Loss on equity method investment	(3,000)	(3,000)
Loss on investments	(700,000)	(930,000)
Change in fair value of convertible bond investment – related party	(128,000)	-
Loss on sale on sale of real estate	-	(684,000)
Loss from operations before income taxes	(6,354,000)	(5,363,000)

Income tax benefit	-	67,000
Net loss	$(6,354,000)	$(5,296,000)

Loss from operations attributed to noncontrolling interest	535,000	519,000

Net loss attributable to DSS common stockholders	$(5,819,000)	$(4,777,000)

Loss per common share attributable to common stockholders
Basic	$(0.60)	$(0.55)
Diluted	$(0.60)	$(0.55)

Shares used in computing loss per common share:
Basic	9,649,740	8,685,925
Diluted	9,649,740	8,685,925

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total DSS	Non- controlling Interest in
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Subsidiary	Total

Balance, December 31, 2024	8,092,518	$161,000	-	$-	$323,150,000	$(303,072,000)	$20,239,000	$12,477,000	$32,716,000
							-
Stock-based payments for professional services	-	-	-	-	29,000	-	29,000	-	29,000
Stock based payments	-	-	-	-	2,000	-	2,000	-	2,000
Issuance of common stock, net of expenses - Impact BioMedical, Inc.	-	-	-	-	1,295,000	-	1,290,000	205,000	1,500,000
Issuance of common stock award	1,000,000	21,000	-	-	849,000	-	870,000	-	870,000
Net loss	-	-	-	-	-	(4,777,000)	(4,777,000)	(519,000)	(5,296,000)
Balance, March 31, 2025	9,092,518	$182,000	-	$-	$325,325,000	$(307,849,000)	$17,658,000	$12,163,000	$29,821,000

Balance, December 31, 2025	9,092,518	182,000	-	-	325,987,000	(327,001,000)	(832,000)	9,547,000	8,715,000

Issuance of common stock, net of expenses	950,000	15,000	-	-	688,000	-	703,000	-	703,000
Issuance of warrants in connection with convertible promissory note – related party	-	-	-	-	1,843,000	-	1,843,000	-	1,843,000
Fair value adjustment related to convertible bond received from related party	-	-	-	-	6,198,000	-	6,198,000	-	6,198,000
Stock based payments - Impact BioMedical, Inc.	-	-	-	-	1,282,000	-	1,282,000	158,000	1,440,000
Net loss	-	-	-	-	-	(5,819,000)	(5,819,000)	(535,000)	(6,354,000)
Balance, March 31, 2026	10,042,518	$197,000	-	$-	$335,998,000	$(332,820,000)	$3,375,000	$9,170,000	$12,545,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

(unaudited)

	2026	2025
Cash flows from operating activities:
Net loss	$(6,354,000)	$(5,296,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	633,000	523,000
Gain on allowance for obsolescence of inventory	-	(21,000)
Stock based payments for professional services rendered	-	29,000
Stock-based payments to employees and directors	1,440,000	872,000
Loss on equity method investment	3,000	3,000
Unrealized loss on investments	678,000	925,000
Change in ROU assets	157,000	177,000
Change in inventory obsolescence	4,000	-
Provision for loan loss recoveries	-	(21,000)
Change in fair value of convertible bond investment - related party	128,000	-
Loss on sale of real estate	-	250,000
Decrease (increase) in assets:
Accounts receivable	212,000	441,000
Inventory	175,000	(36,000)
Assets held for sale	-	(32,000)
Prepaid expenses and other current assets	169,000	400,000
Investment in trading securities	1,657,000	1,806,000
Other assets	6,000	(417,000)
Increase (decrease) in liabilities:
Accounts payable	427,000	(362,000)
Accrued expenses	69,000	(364,000)
ROU liabilities	(154,000)	(165,000)
Accrued interest on notes payable	589,000	985,000
Other liabilities	28,000	471,000
Net cash (used) provided by operating activities	(133,000)	168,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(197,000)	(52,000)
Purchase of convertible bond - related party	(2,450,000)	-
Sale of real estate	-	9,500,000
Sale of investment, related party	-	1,500,000
Issuance of new notes receivable, net origination fees	(1,000)
Payments received on notes receivable	9,000	122,000
Net cash (used) provided by investing activities	(2,639,000)	11,070,000

Cash flows from financing activities:
Payments of long-term debt	(284,000)	(8,997,000)
Borrowings of long-term debt, net	73,000	109,000
Payment on margin loans	(1,548,000)	(2,806,000)
Borrowings of convertible note payable - related party	2,450,000	-
Issuances of common stock, net of issuance costs	703,000	-
Net cash provided (used) by financing activities	1,394,000	(11,694,000)

Net decrease in cash	(1,378,000)	(456,000)
Cash and cash equivalents and restricted cash at beginning of period	6,314,000	11,431,000

Cash and cash equivalents at end of period	$4,936,000	$10,975,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

On June 21, 2025, Impact BioMedical Inc. (“Impact”), Dr Ashleys Limited, a Cayman Islands exempted company limited by shares (“PubCo”), Dr Ashleys Nevada Sub, Inc., a Nevada corporation and wholly-owned subsidiary of PubCo (“Merger Sub”), Dr Ashleys Bio Labs Limited, a Cayman Islands exempted company limited by shares (“Dr Ashleys Cayman”), and Kanans Visvanats (a.k.a. Kannan Vishwanatth), a Latvian national, solely in his capacity as the sole shareholder of Dr Ashleys (“Dr Ashleys Shareholder”) entered into a Merger and Share Exchange Agreement (the “Merger Agreement”). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, (i) Merger Sub shall be merged with and into Impact with Impact being the surviving entity (the “Merger”), and (ii) simultaneous with or immediately following the Merger, PubCo shall acquire all of the issued and outstanding ordinary shares of Dr Ashleys Cayman from the Dr Ashleys Shareholder (the “Share Exchange”). The closing date of the transaction is uncertain as of May 15, 2026, due to the pending approval from regulatory authorities. Both parties agreed to extend the closing date to July 1, 2026. Management will continue evaluating the status of this deal.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation - The accompanying condensed unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments, unless otherwise indicated) necessary to present fairly our consolidated financial position as of March 31, 2026 and December 31, 2025, and the results of our consolidated operations for the interim periods presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q and Article 10 of Regulation S-X. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K, for the fiscal year ended December 31, 2025 (“Form 10-K”), and our other reports on file with the Securities and Exchange Commission (the “SEC”).

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

Revision of prior period financial statements - The Company identified and corrected an immaterial classification error in our previously reported Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Changes in Shareholders’ Equity as of March 31, 2025. The correction of this error between Additional paid-in capital and Non-controlling interest in subsidiary for the Issuance of common stock, net of expenses - Impact BioMedical, Inc. resulted in a $205,000 reduction to Additional paid-in capital from the previously reported number of $1,499,000 and an increase of $205,000 to Non-controlling interest in subsidiary previously reported at $0. Additionally, the Company reduced 36,433 shares from Stock based payments for professional services rendered and increased Issuance of common stock award by 36,433 resulting in final amounts of 0 and 1,000,000 respectively. The Company also identified certain immaterial errors in the classification of amounts reported in the consolidated statement of cash flows for the three months ended March 31, 2025. Specifically, $1,806,000 of cash inflows related to sales of marketable securities, which were previously presented within investing activities, should have been presented within operating activities. As a result of the revision, net cash used in operating activities for the three months ended March 31, 2025 decreased from $1,638,000 to a cash provided by operating activities of $168,000. The Company assessed the materiality of this change in presentation on prior period financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (ASC Topic 250, Accounting Changes and Error Corrections). Based on this assessment, the Company concluded that this classification error correction in its Balance Sheet is not material to any previously presented financial statements based upon overall considerations of both quantitative and qualitative factors. The correction had no effect on any previously reported amounts in our consolidated financial statements as of and for three months ended March 31, 2025 other than those previously mentioned.

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

At March 31, 2026, December 31, 2025, the Company established a reserve for credit losses of approximately $974,000, and $1,014,000, respectively. Accounts receivable, net at March 31, 2026, and December 31, 2025, was $2,042,000, and $2,254,000, respectively. The Company does not accrue interest on past due accounts receivable.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk because of any non-performance by the financial institutions. As of March 31, 2026, one customer accounted for approximately 32% of our consolidated revenue and two customers accounted for approximately 25%, and 11% of our trade accounts receivable balance. As of March 31, 2025, one customer accounted for approximately 30% of our consolidated revenue and two customers accounted for approximately 35% and 11% of our trade accounts receivable balance. As of March 31, 2026 and 2025 one vendor accounted for approximately 13% and 11%, respectively, of our cost of revenue.

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

Allowance For Loans Losses - ASC Topic 326 which requires an allowance for credit losses to be deducted from the amortized cost basis of financial assets to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In estimating expected losses in the loan portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. Assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. After the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans. At March 31, 2026, and December 31, 2025, the Company established a reserve for credit losses of approximately $7,478,000.

Investments – Investments in equity securities with a readily determinable fair value, not accounted for under the equity method, are recorded at fair value with unrealized gains and losses included in earnings. For equity securities without a readily determinable fair value, the investment is recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with unrealized gains and losses included in earnings. For equity method investments, the Company regularly reviews its investments to determine whether there is a decline in fair value below book value. If there is a decline that is other-than-temporary, the investment is written down to fair value. See Note 10 for further discussion on investments.

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

The carrying amounts reported in the consolidated balance sheet of cash and cash equivalents, accounts receivable, prepaids, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. Marketable securities classify as a Level 1 fair value financial instrument. The fair value of notes receivable approximates their carrying value as the stated or discounted rates of the notes do not reflect recent market conditions. The fair value of revolving credit lines notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions. The fair value of investments where the fair value is not considered readily determinable, are carried at cost. The fair value of the convertible bond investment is classified as a Level 3 asset within the fair value hierarchy because there is no quoted price in an active market for the identical bond and the valuation requires significant unobservable inputs, including issuer credit risk, expected term, volatility, liquidity, conversion probability, and the value of the embedded conversion feature.

Inventory – Inventories consist primarily of paper, pre-printed security paper, paperboard, fully prepared packaging, air filtration systems, and health and beauty products which and are stated at the lower of cost or net realizable value on the first-in, first-out (“FIFO”) method. Packaging work-in-process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items. An allowance for obsolescence of approximately $57,000 and $53,000 associated with the inventory at our Premier subsidiary for March 31, 2026 and December 31, 2025, respectively. Write- downs and write-offs are charged to Cost of revenue.

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

Convertible bond investment - The Company accounts for its convertible bond investment as a financial asset measured at fair value. The Company has elected the fair value option under ASC 825, Financial Instruments, and, accordingly, changes in the fair value of the investment are recognized in earnings in the period of change. Interest income is recognized when earned in accordance with the contractual terms of the bond. Fair value is determined in accordance with ASC 820, Fair Value Measurement, using valuation techniques appropriate for the instrument and available market information. The valuation considers, among other factors, the stated interest rate, maturity date, conversion price, market price of the underlying equity securities, foreign currency exchange rates, issuer credit risk, expected term, volatility, liquidity, and conversion economics. The convertible bond investment is classified as a Level 3 financial asset because there is no quoted price in an active market for the identical bond and the valuation requires significant unobservable inputs, including issuer credit risk, expected term, volatility, liquidity, conversion probability, and conversion economics.

Intangible Assets - The estimated fair values of acquired intangibles are generally determined based upon future economic benefits such as earnings and cash flows. Acquired identifiable intangible assets are recorded at fair value and are amortized over their estimated useful lives. Acquired intangible assets with an indefinite life are not amortized but are reviewed for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the carrying amounts of those assets are below their estimated fair values. Impairment is tested under ASC 350. No circumstances or events have occurred since the most recent analysis that would indicate the need for an impairment is needed for the three months ended March 31, 2026.

Goodwill – Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. FASB ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after completing the assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will proceed to a quantitative test. The Company may also elect to perform a quantitative test instead of a qualitative test for any or all of our reporting units. The test compares the fair value of an entity’s reporting units to the carrying value of those reporting units. This quantitative test requires various judgments and estimates. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. The Company performed its annual goodwill impairment test as of December 31, 2025, and no impairment was deemed necessary for the goodwill associated with Premier Packaging Company of approximately $1,769,000. No circumstances or events have occurred since the most recent analysis that would indicate the need for an impairment is needed for the three months ended March 31, 2026.

Impairment of Long-Lived Assets and Goodwill - The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. No circumstances or events have occurred since the most recent analysis that would indicate the need for an impairment is needed for the three months ended March 31, 2026.

Convertible Promissory Note - The Company accounts for convertible promissory notes in accordance with ASU 2020-06 and evaluates embedded and freestanding features under ASC 815. Convertible notes are initially recorded at principal amount, net of any original issue discount, debt issuance costs, and discounts arising from the allocation of proceeds to detachable warrants or other freestanding instruments. When a financing transaction includes multiple instruments, the Company allocates proceeds based on the relative fair values of the instruments, or, when required, first records liability-classified instruments at fair value with residual proceeds allocated to the remaining instruments.

The Company evaluates conversion options, redemption provisions, down-round or anti-dilution features, most-favored-nation provisions, default rights, warrants, and other terms to determine whether separate accounting is required. Embedded derivatives or liability-classified instruments are measured at fair value, with changes in fair value recognized in earnings. Debt discounts, original issue discount, and issuance costs are amortized to interest expense using the effective interest method over the contractual term. Convertible notes are classified as current or noncurrent based on contractual maturity and settlement provisions. For diluted earnings per share, the Company applies the if-converted method in accordance with ASC 260.

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

Loss Per Common Share - The Company presents basic and diluted (loss) earnings per share. Basic (loss) earnings per share reflect the actual weighted average of shares issued and outstanding during the period. Diluted (loss) earnings per share are computed including the number of additional shares from outstanding warrants, stock options and preferred stock that would have been outstanding if dilutive potential shares had been issued and is calculated utilizing the treasury stock method. In a loss period, the calculation for basic and diluted (loss) earnings per share is the same, as the impact of potential common shares is anti-dilutive. For the three months ended March 31, 2026 and 2025, there were no potential dilutive instruments issued and outstanding.

Share-Based Payments - Compensation cost for stock awards are measured at fair value and the Company recognizes compensation expense over the service period for which awards are expected to vest. For stock options and similar awards, fair value is estimated on the grant date using an appropriate valuation model, such as the Black-Scholes option-pricing model, which requires management to make assumptions regarding expected volatility, expected term, risk-free interest rate, expected dividends, and forfeitures. For restricted stock, restricted stock units, and common stock awards, fair value is generally based on the market price of the Company’s common stock on the grant date. For equity instruments issued to consultants and vendors in exchange for goods and services the Company determines the measurement date for the fair value of the equity instruments issued at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

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

Going Concern – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. While the Company has approximately $4.8 million in cash, the Company has incurred operating losses as well as negative cash flows from operating and investing activities over the past two years. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

Aside from its $4.8 million in cash as of March 31, 2026, to continue as a going concern, the Company can generate operating cash through the sale of its $983,000 of Marketable Securities. To continue as a going concern, historically, the Company has been able to obtain equity and/or debt-based financing to meet its working capital needs. In addition, the Company has taken steps, and will continue to take measures, to materially reduce the expenses and cash burn at all corporate and business line levels.

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

The CODM does not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the notes to the financial statements

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” which is intended to simplify various aspects related to accounting for income taxes. ASU 2023-09 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in ASU 2023-09 are effective for public business entities for fiscal years beginning after December 15, 2024, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods. The adoption of this ASU did not have a material impact on the Condensed Consolidated Financial Statements.

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

In December 2025, the Financial Accounting Standards Board issued Accounting Standards Update No. 2025-11, Interim Reporting (Topic 270). The amendments are intended to improve interim financial reporting disclosures and clarify the application of Topic 270. The Company is currently evaluating the provisions of ASU 2025-11, including the timing of adoption and the potential impact on its interim financial statement presentation and related disclosures. The Company does not currently expect the adoption of ASU 2025-11 to have a material impact on its consolidated financial position, results of operations, or cash flows.

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

As of March 31, 2026, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

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

Sales Commissions

Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. There were no sales commissions capitalized as of March 31, 2026 or March 31, 2025.

Shipping and Handling Costs

Costs incurred by the Company related to shipping and handling are included in cost of products sold. Amounts charged to customers relating to these costs are reflected as revenue.

See Note 15 for disaggregated revenue information.

4. Inventory

Inventory consisted of the following as of:

	March 31, 2026	December 31, 2025
Finished Goods	$755,000	$807,000
Work in Process	370,000	498,000
Raw Materials	751,000	746,000
	$1,876,000	$2,051,000
Less allowance for obsolescence	(57,000)	(53,000)
	$1,819,000	$1,998,000

5. Notes Receivable

Note 1

On May 14, 2021, DSS Pure Air, Inc. a subsidiary of the Company entered a convertible promissory note (“Note 1”) with Puradigm, Inc. (“Puradigm”), a company registered in the state of Texas. Note 1 has an aggregate principal balance up to $5,000,000, to be funded at the request of Puradigm. Note 1, which incurs interest at a rate of 6.65% due quarterly, had a maturity date of May 1, 2023. Note 1 contains an optional conversion clause that allows the Company to convert all, or a portion of all, into newly issued member units of Puradigm with the maximum principal amount equal to 18% of the total equity position of Puradigm at conversion. The outstanding principal and interest as of March 31, 2026 and December 31, 2025, approximated $5,544,000. As of March 31, 2026 and December 31, 2025 this note is in default and the Company has a reserve of $5,544,000 against the principal and interest outstanding.

Note 2

On March 2, 2022, APF and WUURII Commerce, Inc. (“WUURII”), a corporation organized under the laws of the Republic of Korea entered into a promissory note (“WUURII Note”). Under the terms of WUURRI Note, APF at its discretion, may lend up to the principal sum of $893,000 with an interest rate of 8%, and matured in March 2024 and was extended to April 2025, with interest payable quarterly. The outstanding principal and interest at March 31, 2026, and December 31, 2025 is $465,000 and $465,000, respectively. This loan is currently in default and as of March 31, 2026 the Company has a reserve of $465,000 against the principal and interest outstanding.

Note 3

On May 9, 2022, DSS PureAir and Puradigm entered into a promissory note (“Puradigm Note 1”) in the principal sum of $210,000 with interest of 10%, is due in three quarterly installments beginning on August 9, 2022, with the first two payment consisting of interest only. All unpaid principal and interest are due on February 9, 2023. This loan is currently in default. The outstanding principal and interest at March 31, 2026 and December 31, 2025 approximates $224,000. This note was fully reserved for as of March 31, 2026 and December 31, 2025.

Note 4, related party

BMI Capital International LLC. (“BMIC LLC”), a related party, entered into a promissory note (“BMIC Note 1”) in the principal sum of $100,000 with interest of 8%, is due in three quarterly installments beginning on September 14, 2022. All unpaid principal and interest was due on August 29, 2025. The outstanding principal and interest at March 30,2026 and December 31, 2025 approximated $86,000, and was fully reserved for as of March 31, 2026 and December 31, 2025. DSS owns 24.9% of the outstanding common shares of BMIC LLC.

Note 5, related party

On May 8, 2023, DSS Financial Management Inc and BMIC LLC entered into a promissory note (“BMIC Note 2”) in the principal sum of $102,000 with interest at the prime rate plus 2% with a maturity date of May 7, 2026. The outstanding principal and interest at March 31, 2026, and December 31, 2025 approximated $110,000, and was fully reserved for as of March 31, 2026 and December 31, 2025. DSS owns 24.9% of the outstanding common shares of BMIC LLC.

Note 6, related party

On July 26, 2022, APF and VEII, Inc. (“VEII”) entered into a promissory note (“Note 6”) in the principal sum of $1,000,000 with interest of 8% with all unpaid principal and interest due on July 26, 2024. This note was amended so that all unpaid principal and interest is due July 26, 2025. The outstanding principal and interest as of March 31, 2026 and December 31, 2025 approximates $917,000. This note was fully reserved for as of March 31, 2026 and December 31, 2025. Heng Fai Ambrose Chan, the Chairman of DSS, Inc is also the on the board of directors of VEII.

Note 7

On February 19, 2021, Impact BioMedical, Inc, entered into a promissory note (“Note 7”) with an individual. The Company loaned the principal sum of $206,000, with interest at a rate of 6.5%, and maturity date of August 19, 2022 later amended to February 19, 2026. Monthly payments are due on the twenty-first day of each month and continuing each month thereafter until February 19, 2026. This note is secured by certain real property situated in Collier County, Florida. The outstanding principal and interest as of March 31, 2026, approximately $199,000 with $199,000 classified in Current portion of notes receivable on the accompanying consolidated balance sheet. The outstanding principal and interest as of December 31, 2025 is approximately $198,000 and is classified in Current portion of notes receivable on the accompanying consolidated balance sheet. The maturity date of this note is currently being renegotiated.

Note 8

On March 31, 2023, DSS Biohealth Security, Inc and an individual entered into a promissory note (“Note 8”) in the principal sum of $140,000 and interest rate floating daily to Wall Street Journal Prime rate per annum with the total outstanding principal and interest due at the maturity date of March 31, 2025. As of March 31, 2026 and December 31, 2025, the outstanding principal and interest approximated $135,000. This balance was fully reserved for as of March 31, 2026 and December 31, 2025.

Note 9

On August 29, 2024, APF entered into a promissory note (“Note 9”) with WestPark. Note has a principal balance of $459,000. Note 14, which incurs interest at a rate of 10.0% with principal and interest due at the maturity date of April 27, 2026. As of March 31, 2026, the outstanding principal and interest approximates $229,000, which is classified as Current notes receivable on the accompanying consolidated balance sheet. As of December 31, 2025, the outstanding principal and interest approximates $237,000, which is classified as Current notes receivable on the accompanying consolidated balance sheet.

6. Convertible Bond Investment – related party

On March 27, 2026, the Company received a convertible bond investment from True Partners Capital Holding Limited (“True Partners”), a publicly listed company on the Hong Kong Stock Exchange and a related party of the Company. The bond has a face value of $2,450,000, bears interest at 3.0% per annum, was registered on March 27, 2026, and matures on March 26, 2028, unless earlier converted, redeemed, or otherwise settled in accordance with its terms. Interest accrues daily on a 365-day basis and is payable annually in cash. At maturity, the outstanding principal balance is mandatorily and automatically convertible into ordinary shares of True Partners.

True Partners is considered a related party because the Company holds a significant equity investment in True Partners and has determined that it has the ability to exercise significant influence over True Partners. This determination is based on the Company’s equity ownership, its additional investment through the convertible bond, and the election of the Company’s Executive Chairman and significant stockholder, Heng Fai Ambrose Chan, to True Partners’ board of directors. Accordingly, the Company’s receipt of the convertible bond is considered a related party transaction.

The bond is convertible into ordinary shares of True Partners at a conversion price of HKD $0.10 per share, which was approximately USD $0.01 per share as of both March 27, 2026 and March 31, 2026, based on the applicable exchange rate or rounded U.S. dollar equivalent used by the Company. Based on the bond’s fixed currency conversion rate, the bond is convertible into approximately 190,684,000 ordinary shares of True Partners.

The Company accounts for the convertible bond investment at fair value and has elected the fair value option under ASC 825, Financial Instruments. Based on a valuation performed as of March 27, 2026, the estimated fair value of the convertible bond was approximately $8,648,000, consisting of a $127,000 debt-like component related to the present value of contractual cash interest payments and an $8,521,000 equity-like conversion feature related to the value of the shares issuable upon conversion of principal. Based on a valuation performed as of March 31, 2026, the estimated fair value of the convertible bond was approximately $8,520,000, consisting of a $129,000 debt-like component and an $8,391,000 equity-like conversion feature. The Company recorded the convertible bond investment at March 31, 2026 estimated fair value of approximately $8,520,000.

The fair value of the convertible bond investment was determined in accordance with ASC 820, Fair Value Measurement. The valuation considered, among other factors, the contractual interest rate, maturity date, mandatory conversion terms, conversion price, market price of the underlying True Partners ordinary shares, foreign currency exchange rates, issuer credit risk, expected term, liquidity, discount rates, and conversion economics. The investment is classified as a Level 3 asset within the fair value hierarchy because there is no quoted price in an active market for the identical convertible bond and the valuation requires significant unobservable inputs, including issuer credit risk, expected term, liquidity assumptions, discount rates, and conversion economics.

Because the convertible bond was received from a related party, the Company evaluated the substance of the transaction, including the relationship between the parties, the nature of the consideration exchanged, and whether the fair value of the bond exceeded the stated face amount or consideration transferred. The Company determined that the excess of the estimated fair value of the convertible bond over the stated face amount or consideration transferred was attributable to the related party nature of the transaction and, accordingly, was deemed to be a contribution to capital. As a result, the Company recorded the initial excess fair value of approximately $6,198,000 as a fair value adjustment related to convertible bond received from related party within additional paid-in capital, rather than recognizing the amount as a gain in earnings. Subsequent changes in fair value are recognized in earnings in accordance with the Company’s election of the fair value option under ASC 825. As of March 31, 2026 the Company recognized a loss of approximately $128,000 on the condensed consolidated statement of operations.

7. Financial Instruments

Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following tables show the Company’s cash, cash equivalents, restricted cash, and marketable securities by significant investment category as of:

	March 31, 2026
	Cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Marketable Securities	Convertible bond investment – related party
Cash	$3,879,000	$-	$3,879,000	$3,879,000	$-	$-
Level 1
Money Market Funds	1,057,000	-	1,057,000	1,057,000	-	-
Marketable Securities	20,973,000	(17,697,000)	3,276,000	-	3,276,000	-
Level 3
Convertible bond investment – related party	2,450,000	6,070,000	2,450,000	-	-	8,520,000
Total	$28,359,000	$(11,627,000)	$16,732,000	$4,936,000	$3,276,000	$8,520,000

	December 31, 2025
	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$4,981,000	$-	$4,981,000	$4,981,000	$-
Restricted Cash	100,000		100,000	$100,000
Level 1
Money Market Funds	1,233,000	-	1,233,000	1,233,000	-
Marketable Securities	26,383,000	(17,172,000)	9,211,000	-	9,211,000
Total	$32,697,000	$(17,172,000)	$15,525,000	$6,314,000	$9,211,000

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

As of March 31, 2026 and December 31, 2025, we have reviewed the entire loan portfolio as well as all financial assets of the Company for the purpose of evaluating the loan portfolio and the loan balances, including a review of individual and collective portfolio loan quality, loan(s) performance, including past due status and covenant defaults, assessment of the ability of the borrower to repay the loan on the loan terms, whether any loans should be placed on nonaccrual or returned to accrual, any concentrations in any single borrower and/or industry that we might need to further manage, and if any specific or general loan loss reserve should be established for the entire loan portfolio or for any specific loan.

We analyzed the loan loss reserve from three basis: general loan portfolio reserves; industry portfolio reserves, and specific loan loss reserves. For the three months ended March 31, 2026 and year ended December 31, 2025, the Company recorded a Loan loss reserve of approximately$7,478,000and $7,478,000, respectively.

General Loan Portfolio Reserve - Based upon the review of our loan portfolio, we do not believe that a substantial general loan portfolio reserve is due at this time. However, we do recognize that some inherent risks are in all loan portfolios, thus we recorded a general contingent portfolio reserve of $0 and $196,000 of the loan portfolio loan balance as of March 31, 2026 and December 31, 2025, respectively.

Industry Portfolio Reserves - Given the relatively young loan portfolio and a diversification of the portfolio over several different loan products, the risk is reduced. Accordingly, we have not recorded a discretionary reserve as of March 31, 2026 and December 31, 2025.

Specific Loan Reserves - The Company had previously identified credit weakness in Puradigm and has placed a reserve approximating $5,768,000 against the outstanding principal and interest as of December 31, 2024 of their two loans. During the first quarter of 2024, the Company identified credit weakness in VEII and an individual and has placed a reserve approximating $959,000 against the outstanding principal and interest as of March 31, 2024. There has been no change to this amount. Also, during the first quarter of 2024, the Company identified credit weakness in BMIC LLC., a related party, and has placed a reserve approximating $211,000 against the outstanding principal and interest as of March 31, 2024, later adjusted to $196,000 as of December 31, 2024. The Company identified credit weakness with WUURII and has placed a $234,000 reserve against the outstanding principal and interest as of December 31, 2024 and reserved for the remaining outstanding balance of approximately $233,000 as of December 31, 2025. The Company has also identified credit weakness with an individual and has placed a $135,000 reserve against the outstanding principal and interest as of December 31, 2024, and reserved for an approximate $17,000 against the outstanding principal and interest for another individual as of December 31, 2025. No additional reserves were deemed necessary as of December 31, 2025.

No additional reserves were deemed necessary as of March 31, 2026.

9. Disposal of assets

On March 27, 2025, the Company finalized the sale of its Plano, Tx. Facility for a gross sales price of $9,500,000. The associated asset was previously classified as held for sale in the amount of $9,750,000, resulting in a loss on the sale of approximately $727,000 after related expenses.

10. Investments

Alset International Limited, related party

The Company owns 127,179,291 shares or approximately 4% of the outstanding shares of Alset International Limited (“Alset Intl”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. This investment is classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of March 31, 2026 and December 31, 2025, was approximately $2,277,000 and $2,277,000, respectively. During the three months ended March 31, 2026 and 2025, the Company recorded unrealized loss of approximately $0 and $241,000, respectively.

True Partners Capital Holding Limited, related party

The Company owns 81,836,908 shares or approximately 19.55% of True Partners Capital Holding Limited (“True Partners”), a publicly listed company on the Hong Kong Stock Exchange. On February 28, 2022, the Company entered into a Stock Purchase Agreement with Alset EHome International Inc. (“AEI”), pursuant to which AEI has agreed to sell a subsidiary holding 62,336,908 shares of stock of True Partner Capital Holding Limited exchange for 17,570,948 shares of common stock of the Company (the “DSS Shares”). The Company’s Executive Chairman and a significant stockholder, Heng Fai Ambrose Chan is the Chairman, Chief Executive Officer and largest shareholder of AEI. Further, on February 20, 2025, the Company acquired an additional 19,500,000 shares of True Partners. The fair value of the marketable security as of March 31, 2026 and December 31, 2025, was approximately $3,600,000 and $4,206,000, respectively.

On March 27, 2026, the Company acquired or received a convertible bond investment issued by True Partners with an initial fair value of approximately $8,648,000, which was adjusted to $8,520,000 (see Note 6) as of March 31, 2026. During the three months ended March 31, 2026, in connection with the Company’s additional investment in True Partners through the convertible bond and the election of Mr. Chan to the board of directors of True Partners, the Company determined that it has the ability to exercise significant influence over True Partners. Accordingly, beginning on March 27, 2026, the Company began accounting for its investment in True Partners under the equity method of accounting.

As a result of the change to equity method accounting, the Company reclassified its investment in True Partners from Investment in equity securities to Investment, equity method on the consolidated balance sheet. As of March 31, 2026, the carrying value of the Company’s investment in True Partners, was approximately $3,600,000. Prior to the ability to exercise significant influence, the Company recognized an unrealized loss of approximately $606,000 during the three months ended March 31, 2026 related to the change in fair value of the True Partners marketable equity securities. During the three months ended March 31, 2025, the Company recognized an unrealized loss of approximately $902,000 related to the investment.

WestPark Capital Group, LLC.

On December 30, 2020, the Company signed a binding letter of intent with WestPark Capital Group, LLC. (“WestPark”) and Century TBD, Inc. (“TBD”) where the parties agreed to prepare a note and stock exchange agreement whereby DSS will assign the TBD Note to WestPark and WestPark shall issue to DSS a stock certificate reflecting 7.5% of the issued and outstanding shares of West Park. This note and stock exchange agreement was finalized during the first quarter 2022 and valued utilizing the cost method at approximately $500,000 and is included in Investments on the consolidated balance sheet on March 31, 2026 December 31, 2025. As of March 31, 2026, and December 31, 2025 the Company has recorded no impairment losses on this investment.

BMI Capital International LLC, related party

On September 10, 2020, the Company’s wholly owned subsidiary DSS Securities, Inc. entered into membership interest purchase agreement with BMI Financial Group, Inc. a Delaware corporation (“BMIF”) and BMI Capital International LLC, a Texas limited liability company (“BMIC LLC”) whereas DSS Securities, Inc. purchased 14.9% membership interests in BMIC LLC for $100,000. DSS Securities also had the option to purchase an additional 10% of the outstanding membership interest which it exercised for $100,000 in January of 2021 and increased its ownership to 24.9%. Upon achieving greater than 20% ownership in BMIC LLC during the quarter ended September 30, 2021, the Company is currently accounting for this investment under the equity method of accounting per ASC 323 The Company’s portion of net gain in BMIC during the three months ended March 31, 2026 was approximately $4,000 and a net loss for the three months ended March 31, 2025, of approximately $3,000.

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

11. Short-Term and Long-Term Debt

Promissory Notes - On May 20, 2021, Premier Packaging entered into master loan and security agreement (“BOA Note”) with Bank of America, N.A. (“BOA”) to secure financing approximating $3,710,000 to purchase and use as collateral, a new Heidelberg XL 106-7+L printing press. The aggregate principal balance outstanding under the BOA Note shall bear interest at a variable rate on or before the loan closing. As of March 31, 2026, and December 31, 2025, the outstanding principal on the BOA Note was $1,783,000 and $1,916,000, respectively and had an interest rate of 4.63%. As of March 31, 2026, $544,000 was included in the Current portion of long-term debt, net, and the remaining balance of approximately $1,238,000 is recorded as Long-term debt. As of December 31, 2025, $544,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $1,372,000 recorded as long-term debt. This note matures in April of 2029. Interest expense for the three months ended March 31, 2026 and 2025 approximated $22,000 and $27,000, respectively. The BOA Note contains certain covenants that are analyzed annually. As of March 31, 2026, Premier is in compliance with these covenants.

On August 1, 2021, AMRE Shelton, LLC., (“AMRE Shelton”) a subsidiary of AMRE, entered into a loan agreement (“Shelton Agreement”) with Patriot Bank, N.A. (“Patriot Bank”) in an amount up to $6,155,000, with the amount financed approximating $5,105,000. The Shelton Agreement contains monthly payments of principal and an initial interest of 4.25%. The interest will be adjusted commencing on July 1, 2026 and continuing for the next succeeding 5-year period shall be determined one month prior to the change date and shall be an interest rate equal to two hundred fifty (250) basis points above the Federal Home Loan Bank Boston 5-Year/25-Year amortizing advance rate, but in no event less than 4.25% for the term of 120 months with a balloon payment approximating $2,829,000 due at term end. The funds borrowed were used to purchase a 40,000 square foot, 2.0 story, Class A+ multi-tenant medical office building located on a 13.62-acre site, which serves as collateral for the Shelton Agreement. The purchase price has been allocated as $4,640,000, $1,600,000, and $325,000 for the facility, land, and tenant improvements, respectively. Also included in the value of the property is $585,000 of intangible assets with an estimated useful life of approximating 3 years. The net book value of these assets as of March 31, 2026, and December 31, 2025, approximated $6,223,000 and $6,231,000, respectively. As of March 31, 2026, the outstanding principal and interest of approximately $4,280,000, net of $2,000 in deferred financing costs. As of March 31, 2026, approximately $225,000 is classified as Current portion of long-term debt, net with the remaining $3,940,000 classified as Current portion of long-term debt, net on the consolidated balance sheet. Interest expense for the three months ended March 31, 2026 and 2025 approximated $15,000 and $47,000, respectively. As of December 31, 2025 approximately $226,000 of principal and accrued interest is classified as current portion of long-term debt, net, and the remaining balance of approximately $4,001,000 recorded as long-term debt, net of $4,000 in deferred financing costs. This agreement matures in July of 2031.

On October 13, 2021, Liquid Value Asset Management Limited (“LVAM”), a majority owned subsidiary of the Company, entered into loan agreement with BMIC (“BMIC Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be adjusted at the maturity date. The BMIC loan contains an auto renewal period of three months, with a maturity date of April 2026 as of March 31, 2026. The BMIC Loan was automatically extended to January 2026. As of March 31, 2026, and December 31, 2025, the outstanding principal and interest of approximately $33,000 and $33,000, respectively, are included in Current portion of long-term debt – related party, net on the consolidated balance sheet.

On October 13, 2021, LVAM entered into a loan agreement with Lee Wilson Tsz Kin (“Wilson Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be calculated at the maturity date. The Wilson Loan contains an auto renewal period of three months, with a maturity date of April 2026 as of March 31, 2026. The Wilson Loan was automatically extended to January 2026. As of March 31, 2026, and December 31, 2025, the outstanding principal and interest of approximately $145,000 and $145,000, respectively, are included in Current portion of long-term debt – related party, net on the consolidated balance sheet.

On November 2, 2021, AMRE LifeCare entered into a loan agreement (“LifeCare Agreement”) with Pinnacle Bank, (“Pinnacle Bank”) in the amount of $40,300,000. The LifeCare Agreement supported the acquisition of three medical facilities located in Fort Worth, Texas, Plano, Texas (sold in March 2025), and Pittsburgh, Pennsylvania for a purchase price of $62,000,000. These assets are classified as investments, real estate on the consolidated balance sheet, and serves as collateral for the LifeCare Agreement. The purchase price has been allocated as $32,100,000, $12,100,000, and $1,500,000 for the facility, land and site improvements, respectively. Also included in the value of the property is $15,901,000 of intangible assets with estimated useful lives ranging from 1 to 11 years. The net book value of the assets acquired as of March 31, 2026 and December 31, 2025 is approximately $10,274,000 and $10,381,000, respectively. The LifeCare Agreement calls for the principal amount of the in equal, consecutive monthly instalments based upon a twenty-five (25) year amortization of the original principal amount of the LifeCare Agreement at an initial rate of interest equal to the interest rate determined in accordance as of July 29, 2022 provided, however, such rate of interest shall not be less than 4.28%, with the first such instalment being payable on August 29, 2022 and subsequent instalments being payable on the first day of each succeeding month thereafter until the maturity date, at which time any outstanding principal and interest is due in full. The affective interest rate at March 31, 2026 was 7.9%. As of March 31, 2026, the outstanding principal and interest of the LifeCare agreement approximates $30,287,000 and is included Current portion of long-term debt, net on the accompanying balance sheet. As of December 31, 2025, the outstanding principal and interest of the LifeCare agreement approximates $37,401,000 and is included Current portion of long-term debt, net on the accompanying balance sheet. Interest expense for the three months ended March 31, 2026 and 2024 approximated $582,000 and $867,000, respectively. This note is in default and demand was made for final payment to be made by December 22, 2023. As of March 31, 2026, this amount is past due.

On March 30, 2023, Premier Packaging, a subsidiary of the Company entered into a loan and security agreement with Union Bank & Trust Company for the principal amount of $790,000 and shall accrued interest at the rate of 7.44%. Principal and interest shall be repaid in the approximate amount of $14,000 through March 2029. This loan is collateralized by a Bobst Model Novacut and is guaranteed by DSS, Inc. As of March 31, 2026, the outstanding principal and interest approximates $450,000 of which $132,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $318,000 recorded as long-term debt. As of December 31, 2025, the outstanding principal and interest approximates $482,000 of which $132,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $350,000 recorded as long-term debt. Interest expense for the three months ended March 31, 2026 and 2025 approximated $9,000 and $11,000, respectively.

In August of 2025, DSS issued a $500,000 convertible promissory note to Alset, Inc. (“holder”), the Company’s largest shareholder and a related party, bearing interest at Prime (7.25% at March 31, 2026). The first 12 months’ interest is to be paid in shares of the Company; thereafter, interest is prepaid annually in cash or shares at the holder’s election. The note is convertible at the holder’s option at a fixed $0.86 per share, is payable on demand (or July 31, 2028 if not demanded), and may be redeemed by the Company on or after the first anniversary. The Company is required to reserve sufficient authorized shares and maintain the listing/quotation of its common stock. Under ASU 2020-06 and ASC 815-40, the debt host’s embedded conversion feature is indexed to the Company’s own stock and is equity-classified; accordingly, no embedded derivative is bifurcated and the instrument is accounted for as single-unit debt using the effective interest method. Interest is recognized in interest expense; when settled in shares, a credit to APIC is recorded at the fair value of shares on settlement, and any prepaid interest is recorded as a discount/prepaid and amortized to expense over the related period. The outstanding principal and interest, approximates $520,000 and is included in Current portion of long-term debt, net on the accompanying consolidated balance sheet at March 31, 2026. The outstanding principal and interest, approximates $512,000 and is included in Convertible note payable, related party on the accompanying consolidated balance sheet at December 31, 2025. Interest expense for the three months ended March 31, 2026 and 2025 approximated $8,000 and $0, respectively.

On March 26, 2026, the Company issued a $2,450,000 convertible promissory note to Alset International Limited (“AIL”), a related party. The note bears interest at 3.0% per annum, matures five years from issuance, and is convertible at any time into shares of the Company’s common stock at a conversion price of $0.74 per share. Interest is payable at maturity either in cash or shares of common stock, at the holder’s election. The note also contains a most favored nation provision allowing AIL to exchange the note for a subsequent convertible instrument issued by the Company if AIL determines that such instrument contains more favorable terms. AIL is a related party because the Company owns approximately 4% of AIL’s outstanding shares, and the Company’s Chairman is the Executive Director, Chief Executive Officer, majority shareholder of AIL, and the largest shareholder of the Company. In connection with the note, the Company issued AIL a warrant to purchase up to 16,554,055 shares of the Company’s common stock at an exercise price of $0.93 per share. The warrant expires five years from the issuance date. The Company evaluated the conversion feature, most favored nation provision, and warrant under ASC 815, ASC 815-40, and ASC 480 and concluded that no derivative liability was required. The conversion feature qualified for the scope exception for instruments indexed to and classified in the Company’s own equity, and the warrant was classified as equity because it is share-settled, contains a fixed share limit, does not require net cash settlement, and the Company has sufficient authorized and unissued shares to settle the warrant. The Company allocated the $2,450,000 proceeds between the convertible note and warrant based on their relative fair values. The warrant valuation was determined using a Black-Scholes option-pricing model. Significant valuation inputs included the Company’s common stock price of $0.91 per share, exercise price of $0.93 per share, expected term of 5.0 years, risk-free rate of 4.0%, selected volatility of 85.0%, expected dividend rate of 0.0%, and 16,554,055 warrants outstanding. Based on these inputs, the calculated warrant value was $0.63 per warrant, resulting in an indicated fair value of $10,368,000. The fair value of the convertible note was determined using valuation techniques that considered the contractual note terms, conversion feature, most favored nation provision, Company-specific credit risk, market interest rates, expected volatility, and probability-weighted conversion scenarios. The valuation considered two scenarios: a no subsequent convertible instrument issuance before expiration scenario, with an indicated value of $3,418,000. For purposes of allocating the $2,450,000 proceeds at issuance, the Company used the relative fair values of the warrant and convertible note. Accordingly, $1,843,000 was allocated to the warrant and recorded in additional paid-in capital, and $607,000 was allocated to the note. The allocation resulted in a debt discount of $1,843,000, which will be amortized to interest expense over the five-year term of the note using the effective interest method. As of March 31, 2026, the note had a principal amount of $2,450,000, unamortized debt discount of approximately $1,843,000 and a net carrying amount of approximately $607,000. The debt discount is being amortized to interest expense over the five-year contractual term of the note using the effective interest method.

A summary of scheduled principal payments of long-term debt, not including revolving lines of credit, subsequent to March 31, 2026, are as follows:

Year	Notes payable	Convertible note payable - related party	Notes payable - related party	Total
2026	$29,519,000	$1,127,000	$180,000	$30,826,000
2027	938,000	-	-	938,000
2028	986,000	-	-	986,000
2029	504,000	-	-	504,000
2030	235,000	-	-	235,000
Thereafter	3,735,000	-	-	3,735,000
	$35,917,000	$1,127,000	$180,000	$37,224,000

12. Lease Liability

The Company has operating leases predominantly for operating facilities. As of March 31, 2026, the remaining lease terms on our operating leases range from less than one to three years. Renewal options to extend our leases have not been exercised due to uncertainty. Termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants. There are no significant finance leases as of March 31, 2026.

Future minimum lease payments as of March 31, 2026 are as follows:

2026	$839,000
2027	808,000
2028	824,000
2029	840,000
2030	857,000
After	3,216,000
Total lease payments	$7,384,000
Less imputed interest	(1,235,000)
Present value of remaining lease payments	$6,149,000

Current	$610,000
Non-current	$5,539,000

Weighted average remaining lease term (years)	8.4

Weighted average discount rate	3.8%

Total cash paid for leases during the three months ended March 31, 2026 and 2025 approximated $212,000 and $220,000, respectively.

13. Commitments and Contingencies

License Agreement – On March 19, 2022, Impact BioMedical entered into a License Agreement (“Equivir License”) with a third-party (“Licensee”) where the Licensor is granted the right, amongst other things, to develop, commercialize, and sell the Company’s Equivir technology. In exchange, the Licensee shall pay the Company a royalty of 5.5% of net sales. If not terminated under terms of the agreement, the Equivir License expires the later of a) expiration date of the last to expire valid claim comprising the licensed patents, or (b) twelve (12) years from the date of first commercial sale. Under the terms of the Equivir Agreement, the Company shall reimburse the Licensee for 50% of the development costs provided that the development costs shall not exceed $1,250,000. As of March 31, 2026 and December 31, 2025, a liability of $0 has been recorded in relation to the Equivir License.

Royalty Agreement - On August 15, 2018, the Impact BioMedical entered into Royalty Agreement with Chemia Corporation (“Chemia”) pursuant to which Chemia transferred to the Company all of its right to 3F (Functional Fragrance Formulation). This agreement has a 20-year term and auto renews for a period of 1 year unless mutually agreed upon by both parties. 3F consists of 3F Mosquito Repellant and 3F Anti-Viral formulations. Based on the Royalty Agreement, the Company should cover all the costs to prepare and finalize necessary patent application and other intellectual property related to 3F. Chemia agreed to support the Company in efforts leading to development of 3F intellectual property and it is licensing. Based on Royalty Agreement any payments received from development, sales, licensing or transfer of 3F technology will be paid 50% to the Company and 50% to Chemia. On November 27, 2018, Company and Chemia signed an Addendum to Royalty Agreement (“Addendum”), according to which the Company granted Chemia a royalty-based limited license for purposes of making and selling fragrances embodying the 3F technology. Based on the Addendum, Chemia should pay the Company 5% of net sales in royalty. On November 8, 2019, both companies entered into Amendment no.1 to Royalty Agreement, based on which certain expenses borne by the Company towards patent application and licensing should be reimbursed to the Company before any royalty payments are made. For the three months ended March 31, 2026 and 2025, there were no reimbursements or royalties paid to the Company and the Company cannot be assured that Chemia’s efforts will end up in any future sales of the technology.

Employment Agreements – Impact BioMedical has an employment agreement with it CEO Frank Heuszel in which Mr. Heuszel’s agreement contains a mandatory bonus clause of $150,000 for the first year of the employment term, beginning September 2024, $100,000 for the second year of the employment term, beginning September 2025, and $100,000 for the third year of the employment term, beginning September 2026. As of March 31, 2026, approximately $96,000 and $50,000 is accrued for year one and year two of Mr. Heuszel’s bonus, respectively. As of December 31, 2025, approximately $96,000 is accrued for year one of Mr. Heuszel’s bonus and $25,000 for the second year of Mr. Heuszel’s bonus.

Contingent Litigation Payments – The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved, and the fees can be reasonably estimated. As of March 31, 2026 and December 31, 2025, the Company had not accrued any contingent legal fees pursuant to these arrangements.

14. Stockholders’ Equity

DSS, Inc.

Equity transactions - On February 6, 2025, as a bonus for compensation awarded to Heng Fai Holdings Limited (“HFHL”), a Hong Kong Company, which is beneficially owned by Mr. Heng Fai Ambrose Chan, Director of DSS, Inc., and pursuant to DSS, Inc’s. 2020 Employee, Director and Consultant Equity Incentive Plan (the “Plan”), HFHL was awarded 1,000,000 shares of the Company’s common stock, approximating $870,000, under the Plan, for strategic planning and merger and acquisition services rendered at the beginning of 2025. The issuance was approved by the board of directors on January 31, 2025.

On March 21, 2025, DSS, the parent company of Impact Biomedical, Inc. completed the sale of 499,800 shares of Impact Biomedical common stock. These shares were acquired by DSS during Impact’s initial public offering on September 16, 2024. The sale of these shares, which were previously held by DSS as part of its ownership interest in Impact, was completed for a total value of $1,500,000, of which $205,000 has been classified as non-controlling interest in subsidiary, which represents the consideration received from the transaction. With this sale, the shares are now publicly held and are no longer held by DSS.

On February 4, 2026, DSS entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (“Aegis”), which provided for the issuance and sale by the Company and the purchase by the underwriter, in a firm commitment underwritten public offering of 900,000 shares of the Company’s common stock. Subject to the terms and conditions contained in the Underwriting Agreement, the shares were sold at a public offering price of $1.00 per share, less certain underwriting discounts and commissions. The Offering closed on February 5, 2026 and the Company received approximately $700,000, net of expenses. Additionally, on March 19, 2026, an additional 50,000 shares were issued under the Underwriting Agreement and the Company received approximately $46,000, net of expenses.

Stock-Based Compensation - The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors, and consultants. Such awards include option grants, warrant grants, and restricted stock awards On February 6, 2025, as a bonus for compensation awarded to Heng Fai Holdings Limited (“HFHL”), a Hong Kong Company, which is beneficially owned by Mr. Heng Fai Ambrose Chan, Director of DSS, Inc., and pursuant to DSS, Inc’s. 2020 Employee, Director and Consultant Equity Incentive Plan (the “Plan”), HFHL was awarded 1,000,000 shares of the Company’s common stock, approximating $870,000, under the Plan, for strategic planning and merger and acquisition services rendered at the beginning of 2025. The issuance was approved by the board of directors on January 31, 2025. During the three months ended March 31, 2026 there were no such awards.

Impact BioMedical, Inc.

Equity Transaction - On February 26, 2025, Impact BioMedical issued 36,433 shares of the its common stock as payment of legal fees incurred associated with Impact’s IPO, registration of shares associated with its equity incentive plan as well as other related services. The legal fees received were valued at approximately $29,000.

Stock-Based Compensation – IBO records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. On October 1, 2024, 880,000 option grants with a purchase price of $3.00 per share were awarded to certain officers, directors and consultants of Impact BioMedical. These options have various vesting periods, and all expire on October 31, 2031. Potential proceeds of these grants is $2,640,000 and are fair valued using a Black-Scholes model at approximately $50,000. Impact recorded stock-based compensation expense of approximately $2,000 for the three month and year ended March 31, 2025 and is included in Sales, general and administrative compensation (inclusive of stock-based compensation) on the accompanying Statement of Operations. These options were forfeited during the fourth quarter of 2025.

In January 2026, the Impact BioMedical granted and issued 3,200,000 shares of common stock to various individuals including executives, board members, audit committee members, etc. Agreement included the individuals rescinding and cancelling any and all unexercised stock options previously granted. Impact Biomedical recorded stock-based compensation expense of approximately $1,440,000, of which $158,000 has been classified as non-controlling interest in subsidiary, for the three months ended March 31, 2026, and is included in Sales, general and administrative compensation (inclusive of stock-based compensation) on the accompanying Condensed Consolidated Statement of Operations.

15. Supplemental Cash Flow Information

The following table summarizes supplemental cash flows for the three months ended March 31, 2026 and 2025:

	2026	2025

Cash paid for interest	$53,000	$947,000

Non-cash investing and financing activities:

Shares issued in lieu of cash as payment for legal services	$-	$29,000

Stock-based compensation	$1,440,000	$872,000

16. Segment Information

The Company reports its segment information to reflect the manner in which the Company’s chief operating decision maker (“CODM”) reviews and assesses performance. The Company’s Interim Chief Executive Officer has responsibilities as the CODM and reviews and assess the performance of the Company as a whole. The primary financial measures used by the CODM to evaluate performance and allocate resources are net income (loss) and operating income (loss). The CODM uses net income (loss) and operating income (loss) to evaluate the performance of the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Information on Net income (loss) and Operating income (loss) is disclosed in the Consolidated Statements of Operations. Segment expenses and other segment items are provided to the CODM on the same basis as disclosed in the Consolidated Statements of Operations. The CODM does not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the notes to the financial statements. During the fourth quarter of 2025, we realigned our internal reporting to better reflect how management reviews operating results and allocates resources. As a result of this CODM realignment, Direct Marketing is no longer a reportable segment and is now reported within Corporate and Other or the year ended December 31, 2025 and the three months ended March 31, 2026. This change did not impact consolidated revenue, consolidated net income (loss), total assets, or cash flows for any period presented; it only impacted the presentation of segment information. Segment information for prior periods presented has been recast to conform to the current-period segment presentation. Our four reporting segments are:

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

Approximate information concerning the Company’s operations by reportable segment for the three months ended March 31, 2026 and 2025 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Three Months Ended March 31, 2026	Product Packaging	Commercial Lending	Biotechnology	Securities	Corporate/ Other	Total
Revenue	$4,163,000	$6,000	$7,000	$155,000	$-	$4,331,000
Cost of Revenue	4,439,000	-	-	1,094,000	-	5,533,000
Gross profit (loss)	(276,000)	6,000	7,000	(939,000)	-	(1,202,000)
Operating expense	899,000	77,000	2,305,000	318,000	686,000	4,285,000
Operating income (loss)	(1,175,000)	(71,000)	(2,298,000)	(1,257,000)	(686,000)	(5,487,000)
Other income (expense)	(30,000)	8,000	5,000	(113,000)	(737,000)	(867,000)
Net income (loss) from operations before taxes	$(1,205,000)	$(63,000)	$(2,293,000)	$(1,370,000)	$(1,423,000)	$(6,354,000)

Three Months Ended March 31, 2025	Product Packaging	Commercial Lending	Biotechnology	Securities	Corporate/ Other	Total
Revenue	$3,998,000	$21,000	$15,000	$920,000	$-	$4,954,000
Cost of revenue	3,801,000	(21,000)	11,000	1,396,000	-	5,187,000
Gross profit (loss)	197,000	42,000	4,000	(476,000)	-	(233,000)
Operating expense	709,000	65,000	1,057,000	162,000	1,500,000	3,493,000
Operating income (loss)	(512,000)	(23,000)	(1,053,000)	(638,000)	(1,500,000)	(3,726,000)
Other income (expense)	(39,000)	(247,000)	41,000	(1,077,000)	(315,000)	(1,637,000)
Net income (loss) from operations before taxes	$(551,000)	$(270,000)	$(1,012,000)	$(1,715,000)	$(1,815,000)	$(5,363,000)

The following tables disaggregate our business segment revenues by major source:

Printed Products Revenue Information:

Three months ended March 31, 2026
Packaging Printing and Fabrication	$4,036,000
Commercial and Security Printing	111,000
Real Property Rental Income	16,000
Total Printed Products Revenue	$4,163,000

Three months ended March 31, 2025
Packaging Printing and Fabrication	$3,848,000
Commercial and Security Printing	135,000
Real Property Rental Income	15,000
Total Printed Products Revenue	$3,998,000

Commercial Lending Revenue Information:

Three months ended March 31, 2026
Net investment income	$6,000
Total Commercial Lending Revenue	$6,000

Three months ended March 31, 2025
Net Investment Income	$21,000
Total Commercial Lending Revenue	$21,000

Biotechnology Revenue Information:

Three months ended March 31, 2026
Retail internet sales	7,000
Total Biotechnology Revenue	$7,000

Three months ended March 31, 2025
Retail internet sales	$15,000
Total Biotechnology Revenue	$15,000

Securities Revenue Information:

Three months ended March 31, 2026
Rental income	$132,000
Commission income	$23,000
Total Securities Revenue	$155,000

Three months ended March 31, 2025
Rental income	$699,000
Commission income	$221,000
Total Securities Revenue	$920,000

17. Related Party Transactions

The Company owns 127,179,291 shares or approximately 4% of the outstanding shares of Alset International Limited (“Alset Intl”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. This investment is classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of March 31, 2026 and December 31, 2025, was approximately $2,277,000 and $2,467,000, respectively. During the three months ended March 31, 2026 and 2025, the Company recorded unrealized loss of approximately $0 and $241,000, respectively.

On September 10, 2020, the Company’s wholly owned subsidiary DSS Securities, Inc. entered into membership interest purchase agreement with BMI Financial Group, Inc. a Delaware corporation (“BMIF”) and BMI Capital International LLC, a Texas limited liability company (“BMIC LLC”) whereas DSS Securities, Inc. purchased 14.9% membership interests in BMIC LLC for $100,000. DSS Securities also had the option to purchase an additional 10% of the outstanding membership interest which it exercised for $100,000 in January of 2021 and increased its ownership to 24.9%. Upon achieving greater than 20% ownership in BMIC LLC during the quarter ended September 30, 2021, the Company is currently accounting for this investment under the equity method of accounting per ASC 323 The Company’s portion of net gain in BMIC during the three months ended March 31, 2026 was approximately $4,000 and a net loss for the three months ended March 31, 2025, of approximately $3,000.

The Company owns 81,836,908 shares or approximately 19.55% of True Partners Capital Holding Limited (“True Partners”), a publicly listed company on the Hong Kong Stock Exchange. On February 28, 2022, the Company entered into a Stock Purchase Agreement with Alset EHome International Inc. (“AEI”), pursuant to which AEI has agreed to sell a subsidiary holding 62,336,908 shares of stock of True Partner Capital Holding Limited exchange for 17,570,948 shares of common stock of the Company (the “DSS Shares”). The Company’s Executive Chairman and a significant stockholder, Heng Fai Ambrose Chan is the Chairman, Chief Executive Officer and largest shareholder of AEI. Further, on February 20, 2025, the Company acquired an additional 19,500,000 shares of True Partners. The fair value of the marketable security as of March 31, 2026 and December 31, 2025, was approximately $3,600,000 and $4,206,000, respectively. On March 27, 2026, the Company acquired or received a convertible bond investment issued by True Partners with an initial recorded value of approximately $2,450,000 (see Note 6). During the three months ended March 31, 2026, in connection with the Company’s additional investment in True Partners through the convertible bond and the election of Mr. Chan to the board of directors of True Partners, the Company determined that it has the ability to exercise significant influence over True Partners. Accordingly, beginning on March 27, 2026, the Company began accounting for its investment in True Partners under the equity method of accounting. As a result of the change to equity method accounting, the Company reclassified its investment in True Partners from Investment in equity securities to Investment, equity method on the consolidated balance sheet. As of March 31, 2026, the carrying value of the Company’s investment in True Partners, was approximately $3,600,000. Prior to the ability to exercise significant influence, the Company recognized an unrealized loss of approximately $606,000 during the three months ended March 31, 2026 related to the change in fair value of the True Partners marketable equity securities. During the three months ended March 31, 2025, the Company recognized an unrealized loss of approximately $902,000 related to the investment.

BMI Capital International LLC. (“BMIC LLC”), a related party, entered into a promissory note (“Note 4”) in the principal sum of $100,000 with interest of 8%, is due in three quarterly installments beginning on September 14, 2022. All unpaid principal and interest was due on August 29, 2025. The outstanding principal and interest at March 30,2026 and December 31, 2025 approximated $86,000, and was fully reserved for as of March 31, 2026 and December 31, 2025. DSS owns 24.9% of the outstanding common shares of BMIC LLC.

On May 8, 2023, DSS Financial Management Inc and BMIC LLC entered into a promissory note (“Note 5”) in the principal sum of $102,000 with interest at the prime rate plus 2% with a maturity date of May 7, 2026. The outstanding principal and interest at March 31, 2026, and December 31, 2025 approximated $110,000, and was fully reserved for as of March 31, 2026 and December 31, 2025. DSS owns 24.9% of the outstanding common shares of BMIC LLC.

On July 26, 2022, APF and VEII, Inc. (“VEII”) entered into a promissory note (“Note 6”) in the principal sum of $1,000,000 with interest of 8% with all unpaid principal and interest due on July 26, 2024. This note was amended so that all unpaid principal and interest is due July 26, 2025. The outstanding principal and interest as of March 31, 2026 and December 31, 2025 approximates $917,000. This note was fully reserved for as of March 31, 2026 and December 31, 2025. Heng Fai Ambrose Chan, the Chairman of DSS, Inc is also the on the board of directors of VEII.

On October 13, 2021, Liquid Value Asset Management Limited (“LVAM”), a majority owned subsidiary of the Company, entered into loan agreement with BMIC (“BMIC Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be adjusted at the maturity date. The BMIC loan contains an auto renewal period of three months, with a maturity date of April 2026 as of March 31, 2026. The BMIC Loan was automatically extended to January 2026. As of March 31, 2026, and December 31, 2025, the outstanding principal and interest of approximately $33,000 and $33,000, respectively, are included in Current portion of long-term debt – related party, net on the consolidated balance sheet.

On October 13, 2021, LVAM entered into a loan agreement with Lee Wilson Tsz Kin (“Wilson Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be calculated at the maturity date. The Wilson Loan contains an auto renewal period of three months, with a maturity date of April 2026 as of March 31, 2026. The Wilson Loan was automatically extended to January 2026. As of March 31, 2026, and December 31, 2025, the outstanding principal and interest of approximately $145,000 and $145,000, respectively, are included in Current portion of long-term debt – related party, net on the consolidated balance sheet.

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

In August of 2025, DSS issued a $500,000 convertible promissory note to Alset, Inc. (“holder”), the Company’s largest shareholder and a related party, bearing interest at Prime (7.25% at March 31, 2026). The first 12 months’ interest is to be paid in shares of the Company; thereafter, interest is prepaid annually in cash or shares at the holder’s election. The note is convertible at the holder’s option at a fixed $0.86 per share, is payable on demand (or July 31, 2028 if not demanded), and may be redeemed by the Company on or after the first anniversary. The Company is required to reserve sufficient authorized shares and maintain the listing/quotation of its common stock. Under ASU 2020-06 and ASC 815-40, the debt host’s embedded conversion feature is indexed to the Company’s own stock and is equity-classified; accordingly, no embedded derivative is bifurcated and the instrument is accounted for as single-unit debt using the effective interest method. Interest is recognized in interest expense; when settled in shares, a credit to APIC is recorded at the fair value of shares on settlement, and any prepaid interest is recorded as a discount/prepaid and amortized to expense over the related period. The outstanding principal and interest, approximates $520,000 and is included in Current portion of long-term debt, net on the accompanying consolidated balance sheet at March 31, 2026. The outstanding principal and interest, approximates $512,000 and is included in Convertible note payable, related party on the accompanying consolidated balance sheet at December 31, 2025. Interest expense for the three months ended March 31, 2026 and 2025 approximated $8,000 and $0, respectively.

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

On March 27, 2026, the Company received a convertible bond from True Partners Capital Holding Limited (“True Partners”), a related party. The bond has a face value of $2,450,000, bears interest at 3.0% per annum, matures on March 27, 2028, and is mandatorily convertible at maturity into ordinary shares of True Partners at HKD $0.10 per share. True Partners is a related party because the Company holds a significant equity investment in True Partners and has the ability to exercise significant influence through its ownership interest, the convertible bond investment, and the election of the Company’s Executive Chairman and significant stockholder, Heng Fai Ambrose Chan, to True Partners’ board of directors. The Company recorded the bond at its estimated fair value of approximately $8,520,000 based on a valuation performed as of March 31, 2026. The bond is classified as a Level 3 fair value measurement because there is no quoted market price for the identical instrument and the valuation uses significant unobservable inputs, including issuer credit risk, expected term, liquidity assumptions, credit spread, and conversion economics. The excess of the bond’s estimated fair value over its stated face amount or consideration transferred was deemed a contribution to capital and recorded as a Fair value adjustment related to convertible bond received from related party within additional paid-in capital, rather than as a gain in earnings.

18. Subsequent Events

The Company has evaluated all subsequent events and transactions through May 15, 2026 the date that the condensed consolidated financial statements were available to be issued and noted no subsequent events requiring financial statement recognition or disclosure other than noted below:

On April 29, 2026, True Partner International Limited, a subsidiary of DSS, delivered a conversion notice to True Partner Capital Holding Limited to convert the full outstanding principal amount of its $2,450,000, 3% convertible bonds. Pursuant to the notice, the bonds were converted at a conversion price of HK$0.10 per share, resulting in the issuance of 190,683,500 ordinary shares. Accrued interest of approximately $6,000 remained payable in cash and was not converted into shares. At conversion, the Company owns approximately 45% of the issued and outstanding shares of True Partner Capital.

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

Results of operations for the three and three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

This discussion should be read in conjunction with the financial statements and footnotes contained in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2025.

Revenue

	Three months ended March 31, 2026	Three months ended March 31, 2025	% Change
Product Packaging	$4,163,000	$3,998,000	4%
Securities	155,000	920,000	-83%
Commercial Lending	6,000	21,000	-71%
Biotechnology	7,000	15,000	-53%

	$4,331,000	$4,954,000	-13%

For the three months ended March 31, 2026, total revenue decreased 13% as compared to the three months ended March 31, 2025. Printed Product revenue increased approximately 4% is driven by new customer orders as well as existing customer orders exceeding their forecasts. The decreases in Securities revenue of approximately 83% is driven by decreases in rental income as a tenant at AMRE LifeCare Pittsburgh facility vacated the location during the second half of 2025. Additionally, the Company received approximately 90% less in commission revenues associated with its Sentinel Brokers subsidiary during the three months ended March 31, 2026 as compared to March 31, 2025.The decreases in Commercial lending income approximating 71% is due to a number of loans made going on non-accrual during 2025 as borrowers have struggled to make expect payments. Biotechnology revenue is driven by sales of the Company’s air purification Celios brand.

Costs and Expenses

	Three months ended March 31, 2026	Three months ended March 31, 2025	% Change

Cost of revenue
Printed products	$4,439,000	$3,801,000	17%
Securities	1,094,000	1,396,000	-22%
Biotechnology	-	11,000	-100%
Commercial lending	-	(21,000)	-100%
Sales, general and administrative compensation	999,000	1,176,000	-15%
Professional fees	597,000	506,000	18%
Stock-based compensation	1,440,000	872,000	65%
Sales and marketing	375,000	401,000	-6%
Rent and utilities	132,000	126,000	5%
Research and development	46,000	236,000	-81%
Other operating expenses	696,000	176,000	295%

Total costs and expenses	$9,818,000	$8,680,000	13%

Costs of revenue includes all direct costs of the Company’s printed products, including its packaging and printing sales and its direct marketing sales, materials, direct labor, transportation, and manufacturing facility costs. In addition, this category includes all direct costs associated with the Company’s technology sales, services and licensing including hardware and software that are resold, third-party fees, and fees paid to inventors or others because of technology licenses or settlements, if any. Cost of revenue for our REIT line of business includes all direct cost associated with the maintenance and upkeep of the related facilities, depreciation, amortization and the costs to acquire the facilities. Our Commercial Lending operating segment has costs of revenue associated with the impairment of notes receivable for those amounts at risk of collection. Total costs of revenue increased for the three months ended March 31, 2026 as compared to March 31, 2025 by approximately 7%. Cost of revenue increased at our Printed products business line driven by an increase in revenue year over year which was offset by decrease in cost of revenue within our REIT business driven by the sale of the Fort Worth, Tx and Winter Haven, Fl facilities in December 2025 for which costs were incurred during the three months ended March 31, 2025 and not incurred during the three months ended March 31, 2026.

Sales, general and administrative compensation costs, excluding stock-based compensation, decreased 15% for three months ended March 31, 2026 as compared to 2025 is primarily due to headcount reductions within our Securities segment.

Professional fees increased for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 due to cost incurred to expand the sales force at Premier Packaging as well as training for Premier’s operations staff. Additionally, cost have increased at Impact BioMedical as a result of due diligence and other professional fees in connection with potential mergers and/or acquisitions.

Stock-based compensation includes expense charges for all stock-based awards to employees, directors, and consultants of Impact Bio. Such awards can include option grants, warrant grants, and restricted and unrestricted stock awards. In January 2026, the Impact BioMedical granted and issued 3,200,000 shares of common stock, valued at approximately $1,440,000, to various individuals including executives, board members, and audit committee members for services to be provided during the first quarter of 2026. On February 6, 2025, 1,000,000 shares of the Company’s common stock, valued at approximately $870,000, was awarded as compensation to Heng Fai Holdings Limited (“HFHL”), a Hong Kong Company, which is beneficially owned by Mr. Heng Fai Ambrose Chan, Director of DSS, Inc., for consulting services to be provided during the first quarter of 2025.

Sales and marketing which include internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses. Sales and marketing decreased 6% during the three months ended March 31, 2026 as compared to 2025 due to decreases in marketing, and travel costs within our Printed Products division.

Rent and utilities increased 5% during the three months ended March 31, 2026 as compared to 2025 primarily driven by increases in utilities at our Premier Packaging facility.

Research and development represent costs consisting primarily of independent, third-party testing of the various properties of each technology the Company owns, research on new technologies as well as costs to patent newly developed technologies and other related fees for the development of new technologies. Research and development decreased 81% for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025 due primarily to a decrease in spending on identifying new technologies as well as pausing the spend on several in-development technologies at our Impact BioMedical subsidiary.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, and insurance costs. These costs increased approximately 289% during the three months ended March 31, 2026 as compared to March 31, 2025, primarily due to collections of previously written-off of accounts receivable associated with our AMRE LifeCare facilities of approximately $600,000.

Other Income (Expense)

	Three months ended March 31, 2026	Three months ended March 30, 2025	% Change

Interest Income	$1,000	$3,000	-67%
Interest income on note receivable, related party	6,000	6,000	0%
Dividend Income	10,000	-	N/A
Other Income (expense)	(14,000)	4,000	-450%
Interest Expense	(39,000)	(33,000)	18%
Loss on equity method investment	(3,000)	(3,000)	0%
Loss on investments	(700,000)	(930,000)	-25%
Change in fair value of convertible bond investment – related party	(128,000)	-	N/A
Loss on sale of real estate	-	(684,000)	-100%

Total other income	$(867,000)	$(1,637,000)	47%

Interest income is recognized on the Company’s money markets, and a portion of notes receivable, identified in Note 4. The decrease in interest income is driven by several notes being put on non-accrual as the related borrowers have shown an inability to pay timely.

Interest income on notes receivable, related party is recognized on the Company’s notes receivable with related parties identified in Note 4 and remained flat year over year as outstanding principal balances remained flat year over year.

Dividend income for the three months ended March 31, 2026 represent dividends received on certain investments owned by the Company. No such dividends were received the three months ended March 31, 2025.

Other income (expense) for the three months ended March 31, 2026 as compared to 2025 fluctuated due primarily to foreign exchange losses for the three months ended March 31, 2026 of approximately $19,000 as compared to approximately $3,000 for the three months ended March 31, 2025.

Interest expenses increased 18% during the three months ended March 31, 2026, as compared to the same period in 202, due to additional debt taken on during the fourth quarter of 2025.

Loss on equity method investment is the Company’s prorated portion of earnings on its investments treated under the equity method of account for the three months ended March 31, 2026 as compared to 2025.

Loss on investments consists of net realized losses on marketable securities which are recognized as the difference between the purchase price and sale price of the common stock investment, and net unrealized losses on marketable securities which are recognized on the change in fair market value on our common stock investment. The decrease in loss on investment for the three months ended March 31, 2026 as compared to 2025 is driven by the performance of our stock portfolio.

Change in fair value of convertible bond investment – related party represents the change in fair value of the convertible bond investment in True Partners from the acquisition date of March 27, 2026 and March 31, 2026. See Note 6.

Loss on sale of real estate is driven by the sale of the Company’s Plano, Texas facility.

Net Loss

	Three months ended March 31, 2026	Three months ended March 31, 2025	% Change

Net loss	$(6,354,000)	$(5,296,000)	-20%

For the three months ended March 31, 2026 the Company recorded net losses of $6,354,000 as compared to net losses of $5,296,000 for the same period in 2025. The increase in net loss is driven by a decrease in total revenue of approximately 13% as well as stock-based compensation of approximately $1,440,000 paid at our Impact BioMedical subsidiary during the first quarter of 2026.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its liquidity and capital requirements primarily through the sale of its equity securities and debt financing. As of March 31, 2026 the Company had cash of approximately $4,936,000. As of March 31, 2026, the Company believes that it will have access to sources of capital from the sale of its equity securities and debt financing, and thus believes that it has sufficient cash to meet its cash requirements for at least the next 12 months from the filing date of this Quarterly Report.

Cash Flow from Operating Activities

Net cash used by operating activities was $133,000 for the three months ended March 31, 2026 as compared to cash provided by $1,168,000 for three months ended March 31, 2025. This fluctuation is driven by increases in net loss, after reconciling items, approximating $752,000, an increases in inventory of approximately $211,000 offset by accounts receivable decrease by approximately $229,000 and accounts payable of approximately $789,000.

Cash Flow from Investing Activities

Net cash used by investing activities was $2,639,000 for the three months ended March 31, 2026 as compared to net cash provided by investing activities of $10,070,000 for the three months ended March 31, 2025. This fluctuation is driven by the cash outflow for the purchase of a convertible bond – related party of approximately $2,450,000 during the first quarter of 2026. During the first quart of 2025, there was a cash inflows for the sale of real estate approximating $9,500,000, and the sale of related party investments of approximately $1,500,000, offset by the purchase of marketable securities of approximately $1,000,000.

Cash Flow from Financing Activities

Net cash provided by financing activities was $1,394,000 for the three months ended March 31, 2026 as compared to net cash used by financing activities of $11,694,000 for the three months ended March 31, 2025. This variance is driven by payments toward long term debt of $284,000, payments on margin loans of $1,548,000 offset by borrowings of convertible note payable – related party of $2,450,000 during the first quarter of 2025 versus payments toward long term debt of $8,997,000 and payments on margin loans of $2,806,000 during the first quarter of 2025.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues, or expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2025, describe the significant accounting policies and methods used in the preparation of the financial statements. There have been no material changes to such critical accounting policies as of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures for the quarter ended March 31, 2026, pursuant to Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation and on the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 which remained as of March 31, 2026, our principal executive officer and principal financial officer concluded that as of March 31, 2026, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is being recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is being accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Plan for Remediation of Material Weaknesses

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, the Company has a remediation plan and is committed to maintaining a strong internal control environment and believes that these remediation efforts will represent significant improvements in our controls. The Company has started to implement these steps, however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weaknesses described above will continue to exist.

Changes in Internal Control over Financial Reporting

While changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2026 as the Company began implementation of the remediation steps described above, we believe that there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

See commentary in Note 13 Commitments and Contingencies.

ITEM 1A - RISK FACTORS

There have been no material changes to the discussion of risk factors previously disclosed in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2025.

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

DSS, INC.

May 15, 2026	By:	/s/ Jason Grady
Jason Grady
Interim Chief Executive Officer
(Principal Executive Officer)

May 15, 2026	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer
(Principal Financial and Accounting Officer)

