Form 10-Q
period 2026-06-30
DSS, INC.
filed 2026-08-14
CIK 771999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026 there were 10,042,518 shares of the registrant’s common stock, $0.02 par value, outstanding.

DSS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	As of June 30, 2026	As of December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$4,068,000	$6,214,000
Restricted cash	-	100,000
Accounts receivable, net	1,286,000	2,254,000
Inventory	1,978,000	1,998,000
Investments in trading securities	1,090,000	2,694,000
Current portion of notes receivable, net	248,000	198,000
Current portion of notes receivable - related party	231,000	238,000
Prepaid expenses and other current assets	467,000	649,000
Total current assets	9,368,000	14,345,000

Property, plant and equipment, net	4,610,000	4,819,000
Investment in real estate, net	16,357,000	16,637,000
Investment, cost method	500,000	500,000
Investment, equity method	11,994,000	113,000
Investment in equity securities	1,719,000	6,517,000
Other assets	65,000	71,000
Right-of-use assets	5,510,000	5,825,000
Goodwill	1,769,000	1,769,000
Other intangible assets, net	16,459,000	17,034,000
Total assets	$68,351,000	$67,630,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,187,000	$2,597,000
Accrued expenses and deferred revenue	2,060,000	1,725,000
Other current liabilities	3,185,000	4,367,000
Accrued interest on long-term debt	8,332,000	7,162,000
Current portion of lease liability	603,000	611,000
Current portion of long-term debt, net	30,321,000	30,343,000
Convertible note payable - related party, net	1,376,000	503,000
Current portion of long-term debt - related party, net	178,000	188,000
Total current liabilities	49,242,000	47,496,000

Long-term debt, net	5,272,000	5,727,000
Long term lease liability	5,387,000	5,692,000
Total liabilities	59,901,000	58,915,000

Commitments and contingencies (Note 13)

Stockholders’ equity (deficit)
Preferred stock, $.02 par value; 47,000 shares authorized, zero shares issued and outstanding on June 30, 2026 (zero on December 31, 2025)	-	-
Common stock, $.02 par value; 200,000,000 shares authorized, 10,042,518 shares issued and outstanding on June 30, 2026 (9,092,518 on December 31, 2025)	200,000	182,000
Additional paid-in capital	336,808,000	325,987,000
Accumulated deficit	(337,390,000)	(327,001,000)
Total stockholders’ equity of the Company	(382,000)	(832,000)
Non-controlling interest in subsidiaries	8,832,000	9,547,000
Total stockholders’ equity	8,450,000	8,715,000

Total liabilities and stockholders’ equity	$68,351,000	$67,630,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Printed products	$3,258,000	$4,272,000	$7,405,000	$8,255,000
Rental	245,000	715,000	392,000	1,429,000
Commercial lending	6,000	9,000	12,000	29,000
Commission	92,000	282,000	115,000	503,000
Biotechnology	3,000	7,000	10,000	21,000
Total revenue	3,604,000	5,285,000	7,934,000	10,237,000

Costs and expenses:
Cost of revenue	4,519,000	5,489,000	10,052,000	10,665,000
Selling, general and administrative (including stock-based compensation)	2,871,000	3,221,000	7,156,000	6,723,000
Total costs and expenses	7,390,000	8,710,000	17,208,000	17,388,000
Operating loss	(3,786,000)	(3,425,000)	(9,274,000)	(7,151,000)

Other income (expense):
Interest income	2,000	13,000	3,000	17,000
Interest income on note receivable, related party	6,000	12,000	12,000	16,000
Dividend income	5,000	-	16,000	-
Other income (expense)	21,000	4,000	7,000	10,000
Interest expense	(89,000)	(123,000)	(128,000)	(156,000)
Loss on equity method investment	(364,000)	(2,000)	(367,000)	(5,000)
(Loss) gain on investments	(830,000)	1,557,000	(1,531,000)	627,000
Impairment of intangible assets	-	(600,000)	-	(600,000)
Loss on sale of real estate	-	(43,000)	-	(727,000)
Loss from continuing operations before income taxes	(5,035,000)	(2,607,000)	(11,262,000)	(7,969,000)

Income tax benefit	-	-	-	67,000
Net loss	$(5,035,000)	$(2,607,000)	$(11,262,000)	$(7,902,000)

Loss from operations attributed to noncontrolling interest	246,000	455,000	873,000	973,000

Net loss attributable to DSS common stockholders	$(4,789,000)	$(2,152,000)	$(10,389,000)	$(6,929,000)

Loss per common share attributable to common stock holders
Basic	$(0.48)	$(0.24)	$(1.06)	$(0.78)
Diluted	$(0.48)	$(0.24)	$(1.06)	$(0.78)

Shares used in computing loss per common share:
Basic	10,042,518	9,092,518	9,847,214	8,889,221
Diluted	10,042,518	9,092,518	9,847,214	8,889,221

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-	Accumulated	Total DSS	Non- controlling Interest in
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity	Subsidiary	Total

Balance, December 31, 2024	8,092,518	$161,000	-	$-	$323,150,000	$(303,072,000)	$20,239,000	$12,477,000	$32,716,000
							-
Stock-based payments for professional services	-	-	-	-	190,000	-	190,000	-	190,000
Stock-based payments	-	-	-	-	4,000	-	4,000	-	4,000
Issuance of common stock, net of expenses - Impact BioMedical, Inc.	-	1,000	-	-	1,294,000	-	1,295,000	205,000	1,500,000
Issuance of common stock for bonus	1,000,000	20,000	-	-	850,000	-	870,000	-	870,000
Net loss	-	-	-	-	-	(6,929,000)	(6,929,000)	(973,000)	(7,902,000)
Balance, June 30, 2025	9,092,518	$182,000	-	$-	$325,488,000	$(310,001,000)	$15,669,000	$11,709,000	$27,378,000

Balance, December 31, 2025	9,092,518	182,000	-	-	325,987,000	(327,001,000)	(832,000)	9,547,000	8,715,000

Issuance of common stock, net of expenses	950,000	18,000	-	-	685,000	-	703,000	-	703,000
Fair value adjustment related to convertible bond received from related party	-	-	-	-	6,198,000	-	6,198,000	-	6,198,000
Issuance of warrants in connection with convertible promissory note	-	-	-	-	2,656,000	-	2,656,000	-	2,656,000
Stock-based payments - Impact BioMedical, Inc.	-	-	-	-	1,282,000	-	1,282,000	158,000	1,440,000
Net loss	-	-	-	-	-	(10,389,000)	(10,389,000)	(873,000)	(11,262,000)
Balance, June 30, 2026	10,042,518	$200,000	-	$-	$336,808,000	$(337,390,000)	$(382,000)	$8,832,000	$8,450,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

(unaudited)

	2026	2025
Cash flows from operating activities:
Net loss	$(11,262,000)	$(7,902,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,278,000	1,058,000
Issuance of common stock for bonus	-	870,000
Stock-based payments for professional services rendered	-	190,000
Stock-based payments to employees and directors	1,440,000	4,000
Loss on equity method investment	367,000	5,000
Unrealized loss on investments	818,000	303,000
Change in ROU assets	315,000	330,000
(Loss) gain on allowance for obsolescence of inventory	2,000	(21,000)
Provision for loan loss recoveries	-	235,000
Impairment of intangible asset	-	600,000
Amortization of debt discount	32,000	-
Loss on sale of real estate	-	250,000
Decrease (increase) in assets:
Accounts receivable	968,000	380,000
Inventory	18,000	(80,000)
Assets held for sale	-	(38,000)
Prepaid expenses and other current assets	182,000	241,000
Investments in trading securities	1,984,000	(884,000)
Other assets	6,000	(802,000)
Increase (decrease) in liabilities:
Accounts payable	590,000	(287,000)
Accrued expenses	334,000	(26,000)
ROU liabilities	(313,000)	(313,000)
Accrued interest on notes payable	1,208,000	1,884,000
Other liabilities	48,000	3,549,000
Net cash (used) provided by operating activities	(1,985,000)	(454,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(214,000)	(144,000)
Purchase of convertible bond - related party	(2,450,000)	-
Sale of real estate	-	9,500,000
Sale of investment, related party	-	1,500,000
Issuance of new notes receivable, net origination fees	(50,000)
Payments received on notes receivable	7,000	163,000
Net cash (used) provided by investing activities	(2,707,000)	11,019,000

Cash flows from financing activities:
Payments of long-term debt	(628,000)	(9,443,000)
Borrowings of long-term debt, net	73,000	109,000
Payment on margin loans	(1,152,000)	(3,178,000)
Borrowings of convertible note payable - related party	3,450,000	-
Issuances of common stock, net of issuance costs	703,000	-
Net cash provided (used) by financing activities	2,446,000	(12,512,000)

Net decrease in cash	(2,246,000)	(1,947,000)
Cash, cash equivalents and restricted cash at beginning of period	6,314,000	11,431,000

Cash and cash equivalents at end of period	$4,068,000	$9,484,000

See accompanying notes to the condensed consolidated financial statements.

DSS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

On June 21, 2025, Impact BioMedical Inc. (“Impact”), Dr Ashleys Limited, a Cayman Islands exempted company limited by shares (“PubCo”), Dr Ashleys Nevada Sub, Inc., a Nevada corporation and wholly-owned subsidiary of PubCo (“Merger Sub”), Dr Ashleys Bio Labs Limited, a Cayman Islands exempted company limited by shares (“Dr Ashleys Cayman”), and Kanans Visvanats (a.k.a. Kannan Vishwanatth), a Latvian national, solely in his capacity as the sole shareholder of Dr Ashleys (“Dr Ashleys Shareholder”) entered into a Merger and Share Exchange Agreement (the “Merger Agreement”). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, (i) Merger Sub shall be merged with and into Impact with Impact being the surviving entity (the “Merger”), and (ii) simultaneous with or immediately following the Merger, PubCo shall acquire all of the issued and outstanding ordinary shares of Dr Ashleys Cayman from the Dr Ashleys Shareholder (the “Share Exchange”). The closing date of the transaction is uncertain as of August 14, 2026, due to the pending approval from regulatory authorities. Both parties agreed to extend the closing which is expected to take place during the fourth quarter of 2026. Management will continue evaluating the status of this deal.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation - The accompanying condensed unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments, unless otherwise indicated) necessary to present fairly our consolidated financial position as of June 30, 2026 and December 31, 2025, and the results of our consolidated operations for the interim periods presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), the instructions to Form 10-Q and Article 10 of Regulation S-X. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K, for the fiscal year ended December 31, 2025 (“Form 10-K”), and our other reports on file with the Securities and Exchange Commission (the “SEC”).

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

Reclassifications - Costs in the amount of $10,000 associated with third-party logistics services for the three and six months ended June 30, 2025 were reclassed from Cost of revenue to Other operating expenses on the accompanying Condensed Consolidated statements of operations to conform with current period presentation.

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

Accounts receivable, net at June 30, 2026, and December 31, 2025, was $1,286,000, and $2,254,000, respectively. At June 30, 2026, December 31, 2025, the Company established a reserve for credit losses of approximately $974,000, and $1,014,000, respectively. The Company does not accrue interest on past due accounts receivable.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk because of any non-performance by the financial institutions. As of June 30, 2026, one customer accounted for approximately 26% of our consolidated revenue and three customers accounted for approximately 16%, 14%, and 13% of our trade accounts receivable balance. As of June 30, 2025, one customer accounted for approximately 25% of our consolidated revenue and three customers accounted for approximately 18%, 15%, and 11% of our trade accounts receivable balance.

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

Allowance For Loans Losses - ASC Topic 326 which requires an allowance for credit losses to be deducted from the amortized cost basis of financial assets to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In estimating expected losses in the loan portfolio, borrower-specific financial data and macro-economic assumptions are utilized to project losses over a reasonable and supportable forecast period. Assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. After the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans. At June 30, 2026 and December 31, 2025, the Company established a reserve for credit losses of approximately $7,478,000.

Investments – Investments in equity securities with a readily determinable fair value, not accounted for under the equity method, are recorded at fair value with unrealized gains and losses included in earnings. For equity securities without a readily determinable fair value, the investment is recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with unrealized gains and losses included in earnings. For equity method investments, the investments are initially recorded at cost and subsequently adjusted for the Company’s proportionate share of the investee’s earnings or losses and other comprehensive income and reduced by any distributions received. Where an investee’s financial information is not available in time for the Company’s reporting deadline, the Company records its share of the investee’s results on a lag using the most recent financial information available, and records adjustment as needed when more current investee financial information becomes available. The Company also regularly reviews its equity method investments to determine whether there is a decline in fair value below book value. If there is a decline that is other-than-temporary, the investment is written down to fair value. See Note 10 for further discussion on investments.

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

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair values due primarily to the short-term nature of these instruments. The carrying amounts of notes receivable, notes payable and long-term debt generally approximate their fair values based on the stated or discounted interest rates, contractual terms and expected timing of cash flows. Investments are accounted for in accordance with the applicable U.S. GAAP guidance based on the nature and classification of the investment. Investments for which fair value is not readily determined are measured in accordance with the applicable measurement alternative, when eligible. Financial instruments measured at fair value are classified within the fair value hierarchy based on the observability of the inputs used in the valuation.

Inventory – Inventories consist primarily of paper, pre-printed security paper, paperboard, fully prepared packaging, air filtration systems, and health and beauty products which and are stated at the lower of cost or net realizable value on the first-in, first-out (“FIFO”) method. Packaging work-in-process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items. An allowance for obsolescence of approximately $55,000 and $53,000 associated with the inventory at our Premier subsidiary for June 30, 2026, and December 31, 2025, respectively. Write-downs and write-offs are charged to cost of revenue.

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

Intangible Assets - The estimated fair values of acquired intangibles are generally determined based upon future economic benefits such as earnings and cash flows. Acquired identifiable intangible assets are recorded at fair value and are amortized over their estimated useful lives. Acquired intangible assets with an indefinite life are not amortized but are reviewed for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the carrying amounts of those assets are below their estimated fair values. Impairment is tested under ASC 350. No circumstances or events have occurred since the most recent analysis that would indicate the need for an impairment is needed for the six months ended June 30, 2026.

Goodwill – Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. FASB ASC Topic 350 provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after completing the assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will proceed to a quantitative test. The Company may also elect to perform a quantitative test instead of a qualitative test for any or all of our reporting units. The test compares the fair value of an entity’s reporting units to the carrying value of those reporting units. This quantitative test requires various judgments and estimates. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. The Company performed its annual goodwill impairment test as of December 31, 2025, and no impairment was deemed necessary for the goodwill associated with Premier Packaging Company of approximately $1,769,000. No circumstances or events have occurred since the most recent analysis that would indicate the need for an impairment is needed for the six months ended June 30, 2026.

Impairment of Long-Lived Assets and Goodwill - The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. No circumstances or events have occurred since the most recent analysis that would indicate the need for an impairment is needed for the six months ended June 30, 2026.

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

Loss Per Common Share - The Company presents basic and diluted (loss) earnings per share. Basic (loss) earnings per share reflect the actual weighted average of shares issued and outstanding during the period. Diluted (loss) earnings per share are computed including the number of additional shares from outstanding warrants, stock options and preferred stock that would have been outstanding if dilutive potential shares had been issued and is calculated utilizing the treasury stock method. In a loss period, the calculation for basic and diluted (loss) earnings per share is the same, as the impact of potential common shares is anti-dilutive. For the six months ended June 30, 2026 and 2025, there were no potential dilutive instruments issued and outstanding.

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

Going Concern – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. While the Company has approximately $4.1 million in cash, the Company has incurred operating losses as well as negative cash flows from operating and investing activities over the past two years and as of June 30, 2026 has negative working capital of approximately $39.9 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued.

Aside from its $4.1 million in cash as of June 30, 2026, to continue as a going concern, the Company can generate operating cash through the sale of its $2.8 million of Marketable Securities. To continue as a going concern, historically, the Company has been able to obtain equity and/or debt-based financing to meet its working capital needs. In addition, the Company has taken steps, and will continue to take measures, to materially reduce the expenses and cash burn at all corporate and business line levels. Management believes that the combination of cash on hand, potential proceeds from the sale of marketable securities and real estate, additional financing, and reductions in operating expenditures will provide the Company with sufficient liquidity to fund its operations and meet its obligations as they become due. However, there can be no assurance that the Company will be successful in completing asset sales, obtaining additional financing on acceptable terms, or achieving the anticipated reductions in operating expenditures. Accordingly, management’s plans may not be sufficient to alleviate the substantial doubt about the Company’s ability to continue as a going concern.

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

In November 2024, the FASB issued ASU 2024-04 (“ASU 2024-04”), Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions or as extinguishments. The amendments in ASU 2024-04 are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for entities that have adopted ASU 2020-06. The Company adopted the amendments as effective January 1, 2026. The adoption of ASU 2024-04 did not have a material impact on the Company’s consolidated financial statements.

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

As of June 30, 2026, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company has applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

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

Sales Commissions

Sales commissions are expensed as incurred for contracts with an expected duration of one year or less. There were no sales commissions capitalized as of June 30, 2026 or June 30, 2025.

Shipping and Handling Costs

Costs incurred by the Company related to shipping and handling are included in cost of products sold. Amounts charged to customers relating to these costs are reflected as revenue.

See Note 16 for disaggregated revenue information.

4. Inventory

Inventory consisted of the following as of:

	June 30, 2026	December 31, 2025
Finished Goods	$1,083,000	$807,000
Work in Process	223,000	498,000
Raw Materials	727,000	746,000
	$2,033,000	$2,051,000
Less allowance for obsolescence	(55,000)	(53,000)
	$1,978,000	$1,998,000

5. Notes Receivable

Note 1

On May 14, 2021, DSS Pure Air, Inc. a subsidiary of the Company entered a convertible promissory note (“Note 1”) with Puradigm, Inc. (“Puradigm”), a company registered in the state of Texas. Note 1 has an aggregate principal balance up to $5,000,000, to be funded at the request of Puradigm. Note 1, which incurs interest at a rate of 6.65% due quarterly, had a maturity date of May 1, 2023. Note 1 contains an optional conversion clause that allows the Company to convert all, or a portion of all, into newly issued member units of Puradigm with the maximum principal amount equal to 18% of the total equity position of Puradigm at conversion. The outstanding principal and interest as of June 30, 2026 and December 31, 2025, approximated $5,544,000. As of June 30, 2026 and December 31, 2025 this note is in default and the Company has a reserve of $5,544,000 against the principal and interest outstanding.

Note 2

On March 2, 2022, APF and WUURII Commerce, Inc. (“WUURII”), a corporation organized under the laws of the Republic of Korea entered into a promissory note (“WUURII Note”). Under the terms of WUURRI Note, APF at its discretion, may lend up to the principal sum of $893,000 with an interest rate of 8%, and matured in March 2024 and was extended to April 2025, with interest payable quarterly. The outstanding principal and interest at June 30, 2026, and December 31, 2025 is $465,000 and $465,000, respectively. This loan is currently in default and as of June30, 2026 the Company has a reserve of $465,000 against the principal and interest outstanding.

Note 3

On May 9, 2022, DSS PureAir and Puradigm entered into a promissory note (“Puradigm Note 1”) in the principal sum of $210,000 with interest of 10%, is due in three quarterly installments beginning on August 9, 2022, with the first two payment consisting of interest only. All unpaid principal and interest are due on February 9, 2023. This loan is currently in default. The outstanding principal and interest at June 30, 2026 and December 31, 2025 approximates $224,000. This note was fully reserved for as of June 30, 2026 and December 31, 2025.

Note 4, related party

BMI Capital International LLC. (“BMIC LLC”), a related party, entered into a promissory note (“BMIC Note 1”) in the principal sum of $100,000 with interest of 8%, is due in three quarterly installments beginning on September 14, 2022. All unpaid principal and interest was due on August 29, 2025. The outstanding principal and interest at June 30, 2026 and December 31, 2025 approximated $86,000 and was fully reserved for as of June 30, 2026 and December 31, 2025. DSS owns 24.9% of the outstanding common shares of BMIC LLC.

Note 5, related party

On May 8, 2023, DSS Financial Management Inc and BMIC LLC entered into a promissory note (“BMIC Note 2”) in the principal sum of $102,000 with interest at the prime rate plus 2% with a maturity date of May 7, 2026. The outstanding principal and interest at June 30, 2026, and December 31, 2025 approximated $110,000, and was fully reserved for as of June 30, 2026 and December 31, 2025. DSS owns 24.9% of the outstanding common shares of BMIC LLC.

Note 6, related party

On July 26, 2022, APF and VEII, Inc. (“VEII”) entered into a promissory note (“Note 6”) in the principal sum of $1,000,000 with interest of 8% with all unpaid principal and interest due on July 26, 2024. This note was amended so that all unpaid principal and interest is due July 26, 2025. The outstanding principal and interest as of June 30, 2026 and December 31, 2025 approximates $917,000. This note was fully reserved for as of June 30, 2026 and December 31, 2025. Heng Fai Ambrose Chan, the Chairman of DSS, Inc is also the on the board of directors of VEII.

Note 7

On February 19, 2021, Impact BioMedical, Inc, entered into a promissory note (“Note 7”) with an individual. The Company loaned the principal sum of $206,000, with interest at a rate of 6.5%, and maturity date of August 19, 2022 later amended to February 19, 2026. Monthly payments are due on the twenty-first day of each month and continuing each month thereafter until February 19, 2026. This note is secured by certain real property situated in Collier County, Florida. The outstanding principal and interest as of June 30, 2026, and December 31, 2025 was approximately $198,000 and $198,000, respectively. As of June 30, 2026, approximately $198,000 is classified in Current notes receivable. As of December 31, 2025, $198,000 is classified in Current notes receivable on the accompanying consolidated balance sheet. The maturity date of this note is currently being renegotiated.

Note 8

On March 31, 2023, DSS Biohealth Security, Inc and an individual entered into a promissory note (“Note 8”) in the principal sum of $140,000 and interest rate floating daily to Wall Street Journal Prime rate per annum with the total outstanding principal and interest due at the maturity date of March 31, 2025. As of June 30, 2026 and December 31, 2025, the outstanding principal and interest approximated $135,000. This balance was fully reserved for as of June 30, 2026 and December 31, 2025.

Note 9

On August 29, 2024, APF entered into a promissory note (“Note 9”) with WestPark. Note has a principal balance of $459,000. Note 9, which incurs interest at a rate of 10.0% with principal and interest due at the maturity date of April 27, 2026. As of June 30, 2026, the outstanding principal and interest approximates $231,000, which is classified as Current notes receivable on the accompanying consolidated balance sheet. As of December 31, 2025, the outstanding principal and interest approximates $237,000, which is classified as Current notes receivable on the accompanying consolidated balance sheet. The maturity date of this note is currently being renegotiated.

Note 10

On April 16, 2026, the Company, entered into a promissory note (“Note 10”) with an individual. The Company loaned the principal sum of $25,000, with interest at a rate of 6.75%, and maturity date of April 16, 2027 at which time all outstanding principal and interest is due. This loan is secured by certain stock in BMI Financial Group, Inc. The outstanding principal and interest as of June 30, 2026, and December 31, 2025 was approximately $25,000 and $0, respectively. As of June 30, 2026, approximately $25,000 is classified in Current notes receivable.

Note 11

On June 23, 2026, the Company, entered into a promissory note (“Note 11”) with an individual. The Company loaned the principal sum of $25,000, with interest at a rate of 6.75%, and maturity date of June 23, 2027 at which time all outstanding principal and interest is due. This loan is secured by certain stock in BMI Financial Group, Inc. The outstanding principal and interest as of June 30, 2026, and December 31, 2025 was approximately $25,000 and $0, respectively. As of June 30, 2026, approximately $25,000 is classified in Current notes receivable.

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

True Partners is considered a related party because the Company holds a significant equity investment in True Partners and has determined that it has the ability to exercise significant influence over True Partners. This determination is based on the Company’s equity ownership, and the election of the Company’s Executive Chairman and significant stockholder, Heng Fai Ambrose Chan, to True Partners’ board of directors. Accordingly, the Company’s receipt of the convertible bond is considered a related party transaction.

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

Because the convertible bond was received from a related party, the Company evaluated the substance of the transaction, including the relationship between the parties, the nature of the consideration exchanged, and whether the fair value of the bond exceeded the stated face amount or consideration transferred. Because the convertible bond was issued in connection with the Company’s additional investment in True Capital Holdings and the parties are related, the Company evaluated the difference between the fair value of the convertible bond and the consideration transferred in accordance with the applicable U.S. GAAP guidance. Based on the Company’s assessment of the economic substance of the transaction, the Company determined that the excess of the fair value of the convertible bond over the consideration transferred represented a capital contribution and recorded approximately $6,198,000 in additional paid-in capital. Subsequent changes in fair value are recognized in earnings in accordance with the Company’s election of the fair value option under ASC 825. As of March 31, 2026 the Company recognized a loss of approximately $128,000 on the condensed consolidated statement of operations.

On April 29, 2026, True Partner International Limited, a subsidiary of the Company, delivered a conversion notice to True Partners to convert the full outstanding principal amount of the $2,450,000, 3.0% convertible bond. Pursuant to the notice, the bond was converted at a conversion price of HKD $0.10 per share, resulting in the issuance of 190,683,500 ordinary shares of True Partners. Accrued interest of approximately $6,000 remained payable in cash and was not converted into shares. Immediately prior to conversion, the Company remeasured the convertible bond to fair value. Based on a valuation performed as of April 29, 2026, the estimated fair value of the convertible bond was approximately $8,647,000, consisting of a $131,000 debt-like component and an $8,516,000 equity-like conversion feature. The Company recognized an increase in fair value of approximately $127,000 from March 31, 2026 through the conversion date in the condensed consolidated statement of operations. Upon conversion, the Company derecognized the convertible bond investment and recorded the ordinary shares received as part of its equity method investment in True Partners. Following the conversion, the Company owned approximately 45% of the issued and outstanding shares of True Partners and continues to account for its investment in True Partners under the equity method of accounting.

7. Financial Instruments

Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following tables show the Company’s cash, cash equivalents, restricted cash, and marketable securities by significant investment category as of:

	June 30, 2026
	Cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$4,013,000	$-	$4,013,000	$4,013,000	$-
Restricted Cash	-	-	-	-	-
Level 1
Money Market Funds	55,000	-	55,000	55,000	-
Marketable Securities	16,511,000	(13,702,000)	2,809,000	-	2,809,000
Total	$20,579,000	$(13,702,000)	$6,877,000	$4,068,000	$2,809,000

	December 31, 2025
	Adjusted Cost	Unrealized Gain/(Loss)	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$4,981,000	$-	$4,981,000	$4,981,000	$-
Restricted Cash	100,000		100,000	100,000
Level 1
Money Market Funds	1,233,000	-	1,233,000	1,233,000	-
Marketable Securities	26,383,000	(17,172,000)	9,211,000	-	9,211,000
Total	$32,697,000	$(17,172,000)	$15,525,000	$6,314,000	$9,211,000

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

As of June 30, 2026 and December 31, 2025, we have reviewed the entire loan portfolio as well as all financial assets of the Company for the purpose of evaluating the loan portfolio and the loan balances, including a review of individual and collective portfolio loan quality, loan(s) performance, including past due status and covenant defaults, assessment of the ability of the borrower to repay the loan on the loan terms, whether any loans should be placed on nonaccrual or returned to accrual, any concentrations in any single borrower and/or industry that we might need to further manage, and if any specific or general loan loss reserve should be established for the entire loan portfolio or for any specific loan.

We analyzed the loan loss reserve from three basis: general loan portfolio reserves; industry portfolio reserves, and specific loan loss reserves. For the six months ended June 30, 2026, and year ended December 31, 2025, the Company recorded a Loan loss reserve of approximately $7,478,000, and $7,478,000, respectively.

General Loan Portfolio Reserve - Based upon the review of our loan portfolio, we do not believe that a substantial general loan portfolio reserve is due at this time. However, we do recognize that some inherent risks are in all loan portfolios, thus we recorded a general contingent portfolio reserve of $0 and $0 of the loan portfolio loan balance as of June 30, 2026 and December 31, 2025, respectively.

Industry Portfolio Reserves - Given the relatively young loan portfolio and a diversification of the portfolio over several different loan products, the risk is reduced. Accordingly, we have not recorded a discretionary reserve as of June 30, 2026 and December 31, 2025.

Specific Loan Reserves - The Company had previously identified credit weakness in Puradigm and has placed a reserve approximating $5,768,000 against the outstanding principal and interest as of December 31, 2024 of their two loans. During the first quarter of 2024, the Company identified credit weakness in VEII and an individual and has placed a reserve approximating $959,000 against the outstanding principal and interest as of March 31, 2024. There has been no change to this amount. Also, during the first quarter of 2024, the Company identified credit weakness in BMIC LLC., a related party, and has placed a reserve approximating $211,000 against the outstanding principal and interest as of March 31, 2024, later adjusted to $196,000 as of December 31, 2024. The Company identified credit weakness with WUURII and has placed a $234,000 reserve against the outstanding principal and interest as of December 31, 2024 and reserved for the remaining outstanding balance of approximately $233,000 as of December 31, 2025. The Company has also identified credit weakness with an individual and has placed a $135,000 reserve against the outstanding principal and interest as of December 31, 2024, and reserved for an approximate $17,000 against the outstanding principal and interest for another individual as of December 31, 2025. No additional reserves were deemed necessary as of June 30, 2026.

9. Disposal of assets

On March 27, 2025, the Company finalized the sale of its Plano, Tx. Facility for a gross sales price of $9,500,000. The associated asset was previously classified as held for sale in the amount of $9,750,000, resulting in a loss on the sale of approximately $727,000 after related expenses.

10. Investments

Alset International Limited, related party

The Company owns 127,179,291 shares or approximately 4% of the outstanding shares of Alset International Limited (“Alset Intl”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. This investment is classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of June 30, 2026 and December 31, 2025, was approximately $1,666,000 and $2,277,000, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded unrealized loss of approximately $610,000 and $420,000, respectively.

True Partners Capital Holding Limited

The Company owns 272,520,408 shares or approximately 44.66% of True Partners Capital Holding Limited (“True Partners”. “TPCH”), a publicly listed company on the Hong Kong Stock Exchange. On February 28, 2022, the Company entered into a Stock Purchase Agreement with Alset EHome International Inc. (“AEI”), pursuant to which AEI has agreed to sell a subsidiary holding 62,336,908 shares of stock of True Partner Capital Holding Limited exchange for 17,570,948 shares of common stock of the Company (the “DSS Shares”). The Company’s Executive Chairman and a significant stockholder, Heng Fai Ambrose Chan is the Chairman, Chief Executive Officer and largest shareholder of AEI. Further, on February 20, 2025, the Company acquired an additional 19,500,000 shares of True Partners. The fair value of the marketable security as of December 31, 2025, was approximately $4,206,000.

On March 27, 2026, the Company acquired or received a convertible bond investment issued by True Partners with an initial fair value of approximately $8,648,000, which was adjusted to $8,520,000 as of March 31, 2026. During the three months ended March 31, 2026, in connection with the Company’s additional investment in True Partners through the convertible bond and the election of Mr. Chan to the board of directors of True Partners, the Company determined that it has the ability to exercise significant influence over True Partners. Accordingly, beginning on March 27, 2026, the Company began accounting for its investment in True Partners under the equity method of accounting.

As a result of the change to equity method accounting, the Company reclassified its investment in True Partners from Investment in equity securities to Investment, equity method on the consolidated balance sheet. On April 29, 2026, the convertible bond was converted into approximately 190,683,500 ordinary shares of TPCH increasing its total ownership to 272,520,408 shares or approximately 44.66%. Immediately prior to conversion the fair value of convertible bond approximately $8,647,000, resulting in an approximate $127,000 gain on the change in fair value. As of June 30, 2026, the carrying value of the Company’s investment in True Partners, was approximately $11,897,000. Prior to the ability to exercise significant influence, the Company recognized an unrealized loss of approximately $606,000 during the three months ended March 31, 2026 related to the change in fair value of True Partners’ marketable equity securities. During the six months ended June 30, 2025, the Company recognized an unrealized loss of approximately $126,000 related to the investment.

WestPark Capital Group, LLC.

On December 30, 2020, the Company signed a binding letter of intent with WestPark Capital Group, LLC. (“WestPark”) and Century TBD, Inc. (“TBD”) where the parties agreed to prepare a note and stock exchange agreement whereby DSS will assign the TBD Note to WestPark and WestPark shall issue to DSS a stock certificate reflecting 7.5% of the issued and outstanding shares of West Park. This note and stock exchange agreement was finalized during the first quarter 2022 and valued at approximately $500,000 and is included in Investments on the consolidated balance sheet on June 30, 2026 December 31, 2025.

BMI Capital International LLC, related party

On September 10, 2020, the Company’s wholly owned subsidiary DSS Securities, Inc. entered into membership interest purchase agreement with BMI Financial Group, Inc. a Delaware corporation (“BMIF”) and BMI Capital International LLC, a Texas limited liability company (“BMIC”) whereas DSS Securities, Inc. purchased 14.9% membership interests in BMIC for $100,000. DSS Securities also had the option to purchase an additional 10% of the outstanding membership interest which it exercised for $100,000 in January of 2021 and increased its ownership to 24.9%. The Company is currently accounting for this investment under the equity method of accounting per ASC 323. The Company’s portion of net loss in BMIC during the six months ended June 30, 2026 and 2025, approximated $13,000 and $5,000, respectively.

BMIC is a broker-dealer registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”). The Company’s chairman of the board and another independent board member of the Company also have ownership interest in BMIC.

11. Short-Term and Long-Term Debt

Promissory Notes - On May 20, 2021, Premier Packaging entered into master loan and security agreement (“BOA Note”) with Bank of America, N.A. (“BOA”) to secure financing approximating $3,710,000 to purchase and use as collateral, a new Heidelberg XL 106-7+L printing press. The aggregate principal balance outstanding under the BOA Note shall bear interest at a variable rate on or before the loan closing. As of June 30, 2026, and December 31, 2025, the outstanding principal on the BOA Note was $1,647,000 and $1,916,000, respectively and had an interest rate of 4.63%. As of June 30, 2026, $544,000 was included in the Current portion of long-term debt, net, and the remaining balance of approximately $1,103,000 is recorded as Long-term debt. As of December 31, 2025, $544,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $1,372,000 recorded as long-term debt. This note matures in April of 2029. Interest expense for the six months ended June 30, 2026 and 2025 approximated $42,000 and $54,000, respectively. The BOA Note contains certain covenants that are analyzed annually. As of June 30, 2026, Premier is in compliance with these covenants.

On August 1, 2021, AMRE Shelton, LLC., (“AMRE Shelton”) a subsidiary of AMRE, entered into a loan agreement (“Shelton Agreement”) with Patriot Bank, N.A. (“Patriot Bank”) in an amount up to $6,155,000, with the amount financed approximating $5,105,000. The Shelton Agreement contains monthly payments of principal and an initial interest of 4.25%. The interest will be adjusted commencing on July 1, 2026 and continuing for the next succeeding 5-year period shall be determined one month prior to the change date and shall be an interest rate equal to two hundred fifty (250) basis points above the Federal Home Loan Bank Boston 5-Year/25-Year amortizing advance rate, but in no event less than 4.25% for the term of 120 months with a balloon payment approximating $2,829,000 due at term end. The funds borrowed were used to purchase a 40,000 square foot, 2.0 story, Class A+ multi-tenant medical office building located on a 13.62-acre site, which serves as collateral for the Shelton Agreement. The purchase price has been allocated as $4,640,000, $1,600,000, and $325,000 for the facility, land, and tenant improvements, respectively. Also included in the value of the property is $585,000 of intangible assets with an estimated useful life of approximating 3 years. The net book value of these assets as of June 30, 2026, and December 31, 2025, approximated $6,190,000 and $6,231,000, respectively. As of June 30, 2026, the outstanding principal and interest of approximately $4,109,000, net of $2,000 in deferred financing costs. As of June 30, 2026, approximately $225,000 is classified as Current portion of long-term debt, net with the remaining $3,884,000 classified as long-term debt, net on the consolidated balance sheet. Interest expense for the six months ended June 30, 2026 and 2025 approximated $89,000 and $93,000, respectively. As of December 31, 2025 approximately $226,000 of principal and accrued interest is classified as current portion of long-term debt, net, and the remaining balance of approximately $4,001,000 recorded as long-term debt, net of $4,000 in deferred financing costs. This agreement matures in July of 2031.

On October 13, 2021, LVAM entered into loan agreement with BMIC (“BMIC Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be adjusted at the maturity date. The BMIC loan contains an auto renewal period of three months, with a current maturity date of July 2026. As of June 30, 2026, and December 31, 2025, the outstanding principal and interest of approximately $33,000 and $33,000, respectively, are included in Current portion of long-term debt – related party, net on the consolidated balance sheet.

On October 13, 2021, LVAM entered into a loan agreement with Lee Wilson Tsz Kin (“Wilson Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be calculated at the maturity date. The Wilson Loan matures on October 12, 2022, and contains an auto renewal period of three months with a current maturity date of July 2026. As of June 30, 2026, and December 31, 2025, the outstanding principal and interest of approximately $145,000 and $145,000, respectively, are included in Current portion of long-term debt – related party, net on the consolidated balance sheet.

On November 2, 2021, AMRE LifeCare entered into a loan agreement (“LifeCare Agreement”) with Pinnacle Bank, (“Pinnacle Bank”) in the amount of $40,300,000. The LifeCare Agreement supported the acquisition of three medical facilities located in Fort Worth, Texas, Plano, Texas (sold in March 2025), and Pittsburgh, Pennsylvania for a purchase price of $62,000,000. These assets are classified as investments, real estate on the consolidated balance sheet, and serves as collateral for the LifeCare Agreement. The purchase price has been allocated as $32,100,000, $12,100,000, and $1,500,000 for the facility, land and site improvements, respectively. Also included in the value of the property is $15,901,000 of intangible assets with estimated useful lives ranging from 1 to 11 years. The net book value of the assets acquired as of June 30, 2026 is approximately $10,167,000. The LifeCare Agreement calls for the principal amount of the in equal, consecutive monthly instalments based upon a twenty-five (25) year amortization of the original principal amount of the LifeCare Agreement at an initial rate of interest equal to the interest rate determined in accordance as of July 29, 2022 provided, however, such rate of interest shall not be less than 4.28%, with the first such instalment being payable on August 29, 2022 and subsequent instalments being payable on the first day of each succeeding month thereafter until the maturity date, at which time any outstanding principal and interest is due in full. The affective interest rate at June 30, 2026 was 7.9%. As of June 30, 2026, and December 31, 2025, the outstanding principal and interest of the LifeCare agreement approximates $38,504,000 and $37,401,000, respectively. As June 30, 2026, $30,187,000 is included Current portion of long-term debt, net and $8,317,000 is included in Accrued interest on long-term debt on the accompanying balance sheet. As December 31, 2025, $30,254,000 is included Current portion of long-term debt, net and $7,147,000 is included in Accrued interest on long-term debt on the accompanying balance sheet. Interest expense for the six months ended June 30, 2026 and 2025 approximated $1,171,000 and $1,572,000, respectively. This note is in default and demand was made for final payment to be made by December 22, 2023. As of June 30, 2026, this amount is past due.

On March 30, 2023, Premier Packaging, a subsidiary of the Company entered into a loan and security agreement with Union Bank & Trust Company for the principal amount of $790,000 and shall accrued interest at the rate of 7.44%. Principal and interest shall be repaid in the approximate amount of $14,000 through March 2029. This loan is collateralized by a Bobst Model Novacut and is guaranteed by DSS, Inc. As of June 30, 2026, the outstanding principal and interest approximates $417,000 of which $132,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $285,000 recorded as long-term debt. As of December 31, 2025, the outstanding principal and interest approximates $482,000 of which $132,000 was included in the current portion of long-term debt, net, and the remaining balance of approximately $350,000 recorded as long-term debt. Interest expense for the six months ended June 30, 2026 and 2025 approximated $17,000 and $22,000, respectively.

In August of 2025, DSS issued a $500,000 convertible promissory note to Alset, Inc. (“holder”), the Company’s largest shareholder and a related party, bearing interest at Prime (6.75% at June 30, 2026). The first 12 months’ interest is to be paid in shares of the Company; thereafter, interest is prepaid annually in cash or shares at the holder’s election. The note is convertible at the holder’s option at a fixed $0.86 per share, is payable on demand (or July 31, 2028 if not demanded), and may be redeemed by the Company on or after the first anniversary. The Company is required to reserve sufficient authorized shares and maintain the listing/quotation of its common stock. Under ASU 2020-06 and ASC 815-40, the debt host’s embedded conversion feature is indexed to the Company’s own stock and is equity-classified; accordingly, no embedded derivative is bifurcated and the instrument is accounted for as single-unit debt using the effective interest method. Interest is recognized in interest expense; when settled in shares, a credit to APIC is recorded at the fair value of shares on settlement, and any prepaid interest is recorded as a discount/prepaid and amortized to expense over the related period. The outstanding principal and interest, approximates $529,000 and is included in Convertible note payable, related party on the accompanying consolidated balance sheet at June 30, 2026. The outstanding principal and interest, approximates $512,000 and is included in Convertible note payable, related party on the accompanying consolidated balance sheet at December 31, 2025. Interest expense for the six months ended June 30, 2026 and 2025 approximated $17,000 and $0, respectively.

On March 26, 2026, the Company issued a $2,450,000 convertible promissory note to Alset International Limited (“AIL”), a related party. The note bears interest at 3.0% per annum, is payable on demand by Alset International Limited, or if the demand is not sooner made, is payable on the earliest to occur of (i) five years from issuance; (ii) the acceleration of the note upon occurrence of an event of default; (iii) upon full conversion of the note; or (iv) upon repurchase of the note by the Company. This note is convertible at any time into shares of the Company’s common stock at a conversion price of $0.74 per share. Interest is payable at maturity either in cash or shares of common stock, at the holder’s election. The note also contains a most favored nation provision allowing AIL to exchange the note for a subsequent convertible instrument issued by the Company if AIL determines that such instrument contains more favorable terms. AIL is a related party because the Company owns approximately 4% of AIL’s outstanding shares, and the Company’s Chairman is the Executive Director, Chief Executive Officer, majority shareholder of AIL, and the largest shareholder of the Company. In connection with the note, the Company issued AIL a warrant to purchase up to 16,554,055 shares of the Company’s common stock at an exercise price of $0.93 per share. The warrant expires five years from the issuance date. The Company evaluated the conversion feature, most favored nation provision, and warrant under ASC 815, ASC 815-40, and ASC 480 and concluded that no derivative liability was required. The conversion feature qualified for the scope exception for instruments indexed to and classified in the Company’s own equity, and the warrant was classified as equity because it is share-settled, contains a fixed share limit, does not require net cash settlement, and the Company has sufficient authorized and unissued shares to settle the warrant. The Company allocated the $2,450,000 proceeds between the convertible note and warrant based on their relative fair values. The warrant valuation was determined using a Black-Scholes option-pricing model. Significant valuation inputs included the Company’s common stock price of $0.91 per share, exercise price of $0.93 per share, expected term of 5.0 years, risk-free rate of 4.0%, selected volatility of 85.0%, expected dividend rate of 0.0%, and 16,554,055 warrants outstanding. Based on these inputs, the calculated warrant value was $0.63 per warrant, resulting in an indicated fair value of $10,368,000. The fair value of the convertible note was determined using valuation techniques that considered the contractual note terms, conversion feature, most favored nation provision, Company-specific credit risk, market interest rates, expected volatility, and probability-weighted conversion scenarios. The valuation considered two scenarios: a no subsequent convertible instrument issuance before expiration scenario, with an indicated value of $3,418,000. For purposes of allocating the $2,450,000 proceeds at issuance, the Company used the relative fair values of the warrant and convertible note. Accordingly, $1,843,000 was allocated to the warrant and recorded in additional paid-in capital, and $607,000 was allocated to the note. The allocation resulted in a debt discount of $1,843,000, which will be amortized to interest expense over the five-year term of the note using the effective interest method. As of June 30, 2026, the note had a principal amount of $2,450,000, unamortized debt discount of approximately $1,792,000 and a net carrying amount of approximately $658,000. The debt discount is being amortized to interest expense over the five-year contractual term of the note using the effective interest method.

On June 23, 2026, the Company issued a $1,000,000 convertible promissory note to Alset, Inc. (“Alset”), a related party, and received aggregate proceeds of $1,000,000. The note bears interest at 3.0% per annum, calculated based on the actual number of days elapsed over a 360-day year, is payable on demand by Alset, and otherwise matures on June 23, 2031. The outstanding principal and accrued interest are convertible into shares of the Company’s common stock at a conversion price of $0.45 per share, subject to required stockholder approval and customary anti-dilution adjustments. Interest is payable at maturity either in cash or shares of common stock, at the holder’s election. Beginning June 23, 2027, the Company may redeem all or a portion of the outstanding principal without penalty. Alset is a related party due to common control and overlapping directors and officers, and the transaction is disclosed in accordance with ASC 850-10-50. In connection with the note, the Company issued Alset warrants to purchase up to 17,777,776 shares of the Company’s common stock at an exercise price of $0.50 per share. The warrants are immediately exercisable and expire on June 23, 2029. The Company evaluated the conversion feature, holder demand provision, issuer redemption provision, and warrants under ASC 470-20, ASC 815-15, ASC 815-40, and ASC 480 and concluded that no derivative liability was required. The conversion feature qualified for the scope exception for instruments indexed to and classified in the Company’s own equity. The holder demand and issuer redemption provisions were determined to be clearly and closely related to the debt host. The warrants were classified as equity because they are share-settled, have a fixed exercise price and fixed share limit, do not require net cash settlement, and the Company has sufficient authorized and unissued shares to settle the warrants. Accordingly, the warrants were recorded in additional paid-in capital and are not subsequently remeasured while they continue to qualify for equity classification. The Company allocated the $1,000,000 of proceeds between the convertible note and warrants based on their relative fair values in accordance with ASC 470-20-30-1 and ASC 470-20-30-2. The warrant valuation was determined using a Black-Scholes option-pricing model. Significant valuation inputs included the Company’s common stock price of $0.61 per share, exercise price of $0.50 per share, expected term of 3.0 years, risk-free interest rate of 4.2%, selected volatility of 85.0%, expected dividend rate of 0.0%, and 17,777,776 warrants outstanding. Based on these inputs, the calculated warrant value was $0.37 per warrant, resulting in an indicated fair value of $6,651,000. The fair value of the convertible note at issuance was determined using a binomial lattice model that considered the contractual note terms, conversion feature, Company-specific credit risk, market interest rates, expected volatility, and the Company’s redemption right. Significant valuation inputs included the Company’s common stock price of $0.61 per share, conversion price of $0.45 per share, contractual term of 5.0 years, risk-free interest rate of 4.2%, selected volatility of 85.0%, and discount rate of 13.25%. Based on these inputs, the indicated fair value of the convertible note at issuance was $1,531,000. For purposes of allocating the $1,000,000 of proceeds at issuance, the Company used the relative fair values of the warrants and convertible note. Accordingly, $813,000 was allocated to the warrants and recorded in additional paid-in capital, and $187,000 was allocated to the note. The allocation resulted in an initial debt discount of $813,000, which is being amortized to interest expense over the five-year contractual term of the note using the effective interest method. As of June 30, 2026, the note had a principal amount of $1,000,000, an unamortized debt discount of approximately $812,000, and a net carrying amount of approximately $188,000.

A summary of scheduled principal payments of long-term and current debt, not including revolving lines of credit, convertible notes and notes payable – related party subsequent to June 30, 2026, are as follows:

Year	Debt	Convertible note payable - related party	Notes payable - related party	Total
2026	$29,419,000	$1,376,000	$178,000	$30,973,000
2027	938,000		-	938,000
2028	986,000		-	986,000
2029	504,000		-	504,000
2030	235,000	-	-	235,000
Thereafter	3,511,000		-	3,511,000
	$35,593,000	$1,376,000	$178,000	$37,147,000

A summary of scheduled principal payments of long-term and current debt, not including revolving lines of credit, convertible notes and notes payable – related party subsequent to December 31, 2025, are as follows:

Year	Debt	Convertible note payable - related party	Notes payable - related party	Total
2026	$38,314,000	$503,000	$188,000	$39,005,000
2027	948,000	-	-	948,000
2028	996,000	-	-	996,000
2029	4194,000	-	-	494,000
2030	268,000	-	-	268,000
Thereafter	3,010,000	-	-	3,010,000
	$44,030,000	$503,000	$188,000	$44,721,000

12. Lease Liability

The Company has operating leases predominantly for operating facilities. As of June 30, 2026, the remaining lease terms on our operating leases range from less than one to nine years. Renewal options to extend our leases have not been exercised due to uncertainty. Termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. There are no residual value guarantees or material restrictive covenants. There are no significant finance leases as of June 30, 2026.

Future minimum lease payments as of June 30, 2026 are as follows:

Maturity of Lease Liability:

2026	$412,000
2027	808,000
2028	824,000
2029	840,000
2030	857,000
After	3,216,000
Total lease payments	$6,957,000
Less imputed interest	(967,000)
Present value of remaining lease payments	$5,990,000

Current	$603,000
Non-current	$5,387,000

Weighted average remaining lease term (years)	8.2

Weighted average discount rate	3.8%

Total cash paid for leases during the six months ended June 30, 2026 and 2025 approximated $426,000 and $440,000, respectively.

13. Commitments and Contingencies

License Agreement – On March 19, 2022, Impact BioMedical entered into a License Agreement (“Equivir License”) with a third-party (“Licensee”) where the Licensor is granted the right, amongst other things, to develop, commercialize, and sell the Company’s Equivir technology. In exchange, the Licensee shall pay the Company a royalty of 5.5% of net sales. Under the terms of the Equivir Agreement, the Company shall reimburse the Licensee for 50% of the development costs provided that the development costs shall not exceed $1,250,000. As of June 30, 2026 and December 31, 2025, a liability of $0 has been recorded in relation to the Equivir License.

Royalty Agreement - On August 15, 2018, the Impact BioMedical entered into Royalty Agreement with Chemia Corporation (“Chemia”) pursuant to which Chemia transferred to the Company all of its right to 3F (Functional Fragrance Formulation). This agreement has a 20-year term and auto renews for a period of 1 year unless mutually agreed upon by both parties. 3F consists of 3F Mosquito Repellant and 3F Anti-Viral formulations. Based on the Royalty Agreement, the Company should cover all the costs to prepare and finalize necessary patent application and other intellectual property related to 3F. Chemia agreed to support the Company in efforts leading to development of 3F intellectual property and it is licensing. Based on Royalty Agreement any payments received from development, sales, licensing or transfer of 3F technology will be paid 50% to the Company and 50% to Chemia. On November 27, 2018, Company and Chemia signed an Addendum to Royalty Agreement (“Addendum”), according to which the Company granted Chemia a royalty-based limited license for purposes of making and selling fragrances embodying the 3F technology. Based on the Addendum, Chemia should pay the Company 5% of net sales in royalty. On November 8, 2019, both companies entered into Amendment no.1 to Royalty Agreement, based on which certain expenses borne by the Company towards patent application and licensing should be reimbursed to the Company before any royalty payments are made. For the six months ended June 30, 2026 and 2025, there were no reimbursements or royalties paid to the Company and the Company cannot be assured that Chemia’s efforts will end up in any future sales of the technology.

Employment Agreements – Impact BioMedical has an employment agreement with it CEO Frank Heuszel in which Mr. Heuszel’s agreement contains a mandatory bonus clause of $150,000 for the first year of the employment term, beginning September 2024, $100,000 for the second year of the employment term, beginning September 2025, and $100,000 for the third year of the employment term, beginning September 2026. As of June 30, 2026, approximately $96,000 and $50,000 is accrued for year one and year two of Mr. Heuszel’s bonus, respectively. As of December 31, 2025, approximately $96,000 is accrued for year one of Mr. Heuszel’s bonus and $25,000 for the second year of Mr. Heuszel’s bonus.

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

On February 4, 2026, DSS entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (“Aegis”), which provided for the issuance and sale by the Company and the purchase by the underwriter, in a firm commitment underwritten public offering of 900,000 shares of the Company’s common stock. Subject to the terms and conditions contained in the Underwriting Agreement, the shares were sold at a public offering price of $1.00 per share, less certain underwriting discounts and commissions. The Offering closed on February 5, 2026 and the Company received approximately $657,000, net of expenses. Additionally, on March 19, 2026, an additional 50,000 shares were issued under the Underwriting Agreement and the Company received approximately $46,000, net of expenses.

Stock-Based Compensation - The Company records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors, and consultants. Such awards include option grants, warrant grants, and restricted stock awards On February 6, 2025, as a bonus for compensation awarded to Heng Fai Holdings Limited (“HFHL”), a Hong Kong Company, which is beneficially owned by Mr. Heng Fai Ambrose Chan, Director of DSS, Inc., and pursuant to DSS, Inc’s. 2020 Employee, Director and Consultant Equity Incentive Plan (the “Plan”), HFHL was awarded 1,000,000 shares of the Company’s common stock, approximating $870,000, under the Plan, for strategic planning and merger and acquisition services rendered at the beginning of 2025. The issuance was approved by the board of directors on January 31, 2025. During the three and six months ended June 30, 2026 there were no such awards.

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

On February 26, 2025, the Company issued 36,433 shares of the Company’s common stock as payment of legal fees incurred associated with the Company’s initial public offering (“IPO”), registration of shares associated with its equity incentive plan as well as other related services.

On June 23, 2025, the Company issued 100,000 shares of the Company’s common stock as payment of legal fees incurred associated with the Company’s merger and share exchange agreement with Dr. Ashleys Limited.

On October 16, 2025, the Company converted its Note payable, related party to 31,939,778 shares common stock as agreed upon by the Company and DSS (lender).

Stock-Based Compensation – IBO records stock-based payment expense related to options and warrants based on the grant date fair value in accordance with FASB ASC 718. Stock-based compensation includes expense charges for all stock-based awards to employees, directors and consultants. Such awards include option grants, warrant grants, and restricted stock awards. On October 1, 2024, 880,000 option grants with a purchase price of $3.00 per share were awarded to certain officers, directors and consultants of Impact BioMedical. These options have various vesting periods, and all expire on October 31, 2031. Potential proceeds of these grants is $2,640,000 and are fair valued using a Black-Scholes model at approximately $50,000. Impact recorded stock-based compensation expense of approximately $2,000 and $4,000 for the three and six month and year ended June 30, 2025, respectively, and is included in Sales, general and administrative compensation (inclusive of stock-based compensation) on the accompanying Statement of Operations.

In January 2026, the Impact BioMedical granted and issued 3,200,000 shares of common stock to various individuals including executives, board members, audit committee members, etc. Agreement included the individuals rescinding and cancelling any and all unexercised stock options previously granted. Impact Biomedical recorded stock-based compensation expense of approximately $1,440,000, of which $158,000 has been classified as non-controlling interest in subsidiary, for the three and six months ended June 30, 2026, and is included in Sales, general and administrative compensation (inclusive of stock-based compensation) on the accompanying Condensed Consolidated Statement of Operations.

15. Supplemental Cash Flow Information

The following table summarizes supplemental cash flows for the six months ended June 30, 2026 and 2025:

	2026	2025

Cash paid for interest	$107,000	$1,963,000

Non-cash investing and financing activities:
Fair value adjustment related to convertible bond received from related party	$6,198,000	$-
Conversion of convertible bond investment – related party into equity method investment	$8,647,000	-
Transfer of investment in equity securities to equity method investment upon obtaining significant influence	$3,600,000
Issuance of warrants in connection with convertible promissory note from related party	$2,656,000	$-

16. Segment Information

The Company reports its segment information to reflect the manner in which the Company’s chief operating decision maker (“CODM”) reviews and assesses performance. The Company’s Interim Chief Executive Officer has responsibilities as the CODM and reviews and assess the performance of the Company as a whole. The primary financial measures used by the CODM to evaluate performance and allocate resources are net income (loss) and operating income (loss). The CODM uses net income (loss) and operating income (loss) to evaluate the performance of the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Information on Net income (loss) and Operating income (loss) is disclosed in the Consolidated Statements of Operations. Segment expenses and other segment items are provided to the CODM on the same basis as disclosed in the Consolidated Statements of Operations. The CODM does not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the notes to the financial statements. During the fourth quarter of 2025, we realigned our internal reporting to better reflect how management reviews operating results and allocates resources. As a result of this CODM realignment, Direct Marketing is no longer a reportable segment and is now reported within Corporate and Other or the year ended December 31, 2025 and the three and six months ended June 30, 2026. This change did not impact consolidated revenue, consolidated net income (loss), total assets, or cash flows for any period presented; it only impacted the presentation of segment information. Segment information for prior periods presented has been recast to conform to the current-period segment presentation. Our four reporting segments are:

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

Approximate information concerning the Company’s operations by reportable segment for the six months ended June 30, 2026 and 2025 is as follows. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein:

Three Months Ended June 30, 2026	Product Packaging	Commercial Lending	Biotechnology	Securities	Corporate/ Other	Total
Revenue	$3,274,000	$6,000	$3,000	$321,000	$-	$3,604,000
Cost of Revenue	3,357,000	-	1,000	1,161,000	-	4,519,000
Gross profit (loss)	(83,000)	6,000	2,000	(840,000)	-	(915,000)
Operating expense	873,000	94,000	699,000	331,000	874,000	2,871,000
Operating income (loss)	(956,000)	(88,000)	(697,000)	(1,171,000)	(874,000)	(3,786,000)
Other income (expense)	(28,000)	37,000	2,000	(177,000)	(1,083,000)	(1,249,000)
Net income (loss) from operations before taxes	$(984,000)	$(51,000)	$(695,000)	$(1,384,000)	$(1,957,000)	$(5,035,000)

Three Months Ended June 30, 2025	Product Packaging	Commercial Lending	Biotechnology	Securities	Corporate/ Other	Total
Revenue	$4,288,000	$9,000	$7,000	$981,000	$-	$5,285,000
Cost of revenue	4,094,000	234,000	3,000	1,165,000	(7,000)	5,489,000
Gross profit (loss)	194,000	(225,000)	4,000	(184,000)	7,000	(204,000)
Operating expense	754,000	75,000	1,195,000	737,000	460,000	3,221,000
Operating income (loss)	(560,000)	(300,000)	(1,191,000)	(921,000)	(453,000)	(3,425,000)
Other income (expense)	(37,000)	(170,000)	3,000	107,000	915,000	818,000
Net income (loss) from operations before taxes	$(597,000)	$(470,000)	$(1,188,000)	$(814,000)	$462,000	$(2,607,000)

Six Months Ended June 30, 2026	Product Packaging	Commercial Lending	Biotechnology	Securities	Corporate/ Other	Total
Revenue	$7,438,000	$11,000	$10,000	$475,000	$-	$7,934,000
Cost of Revenue	7,796,000	-	1,000	2,255,000	-	10,052,000
Gross profit (loss)	(358,000)	11,000	9,000	(1,780,000)	-	(2,118,000)
Operating expense	1,772,000	170,000	3,004,000	649,000	1,561,000	7,156,000
Operating income (loss)	(2,130,000)	(159,000)	(2,995,000)	(2,429,000)	(1,561,000)	(9,274,000)
Other income (expense)	(59,000)	45,000	7,000	170,000	(2,151,000)	(1,988,000)
Net income (loss) from operations before taxes	$(2,189,000)	$(114,000)	$(2,988,000)	$(2,259,000)	$(3,712,000)	$(11,262,000)

Six Months Ended June 30, 2025	Product Packaging	Commercial Lending	Biotechnology	Securities	Corporate/ Other	Total
Revenue	$8,286,000	$30,000	$21,000	$1,900,000	$-	$10,237,000
Cost of revenue	7,895,000	212,000	4,000	2,561,000	(7,000)	10,665,000
Gross profit (loss)	391,000	(182,000)	17,000	(661,000)	7,000	(428,000)
Operating expense	1,464,000	140,000	2,261,000	899,000	1,959,000	6,723,000
Operating income (loss)	(1,073,000)	(322,000)	(2,244,000)	(1,560,000)	(1,952,000)	(7,151,000)
Other income (expense)	(75,000)	(416,000)	46,000	(970,000)	597,000	(818,000)
Net income (loss) from operations before taxes	$(1,148,000)	$(738,000)	$(2,198,000)	$(2,530,000)	$(1,355,000)	$(7,969,000)

The following tables disaggregate our business segment revenues by major source:

Printed Products Revenue Information:

Three months ended June 30, 2026
Packaging Printing and Fabrication	$3,029,000
Commercial and Security Printing	233,000
Real Property Rental Income	12,000
Total Printed Products Revenue	$3,274,000

Three months ended June 30, 2025
Packaging Printing and Fabrication	$4,157,000
Commercial and Security Printing	122,000
Real Property Rental Income	9,000
Total Printed Products Revenue	$4,288,000

Six months ended June 30, 2026
Packaging Printing and Fabrication	$7,071,000
Commercial and Security Printing	344,000
Real Property Rental Income	23,000
Total Printed Products Revenue	$7,438,000

Six months ended June 30, 2025
Packaging Printing and Fabrication	$8,018,000
Commercial and Security Printing	257,000
Real Property Rental Income	11,000
Total Printed Products Revenue	$8,286,000

Commercial Lending Revenue Information:

Three months ended June 30, 2026
Net investment income	$6,000
Total Commercial Lending Revenue	$6,000

Three months ended June 30, 2025
Net Investment Income	$9,000
Total Commercial Lending Revenue	$9,000

Six months ended June 30, 2026
Net investment income	$11,000
Total Commercial Lending Revenue	$11,000

Six months ended June 30, 2025
Net Investment Income	$30,000
Total Commercial Lending Revenue	$30,000

Biotechnology Revenue Information:

Three months ended June 30, 2026
Retail internet sales	$3,000
Total Biotechnology Revenue	$3,000

Three months ended June 30, 2025
Retail internet sales	$7,000
Total Biotechnology Revenue	$7,000

Six months ended June 30, 2026
Retail internet sales	$10,000
Total Biotechnology Revenue	$10,000

Six months ended June 30, 2025
Retail internet sales	$21,000
Total Biotechnology Revenue	$21,000

Securities Revenue Information:

Three months ended June 30, 2026
Rental income	$229,000
Commission income	92,000
Total Securities Revenue	$321,000

Three months ended June 30, 2025
Rental income	$699,000
Commission income	282,000
Total Securities Revenue	$981,000

Six months ended June 30, 2026
Rental income	$360,000
Commission income	115,000
Total Securities Revenue	$475,000

Six months ended June 30, 2025
Rental income	$1,397,000
Commission income	503,000
Total Securities Revenue	$1,900,000

17. Related Party Transactions

The Company owns 127,179,291 shares or approximately 4% of the outstanding shares of Alset International Limited (“Alset Intl”), a company incorporated in Singapore and publicly listed on the Singapore Exchange Limited. This investment is classified as a marketable security and is classified as long-term assets on the consolidated balance sheets as the Company has the intent and ability to hold the investments for a period of at least one year. The Chairman of the Company, Mr. Heng Fai Ambrose Chan, is the Executive Director and Chief Executive Officer of Alset Intl. Mr. Chan is also the majority shareholder of Alset Intl as well as the largest shareholder of the Company. The fair value of the marketable security as of June 30, 2026 and December 31, 2025, was approximately $1,666,000 and $2,277,000, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded unrealized loss of approximately $610,000 and $420,000, respectively.

On September 10, 2020, the Company’s wholly owned subsidiary DSS Securities, Inc. entered into membership interest purchase agreement with BMI Financial Group, Inc. a Delaware corporation (“BMIF”) and BMI Capital International LLC, a Texas limited liability company (“BMIC”) whereas DSS Securities, Inc. purchased 14.9% membership interests in BMIC for $100,000. DSS Securities also had the option to purchase an additional 10% of the outstanding membership interest which it exercised for $100,000 in January of 2021 and increased its ownership to 24.9%. The Company is currently accounting for this investment under the equity method of accounting per ASC 323. The Company’s portion of net loss in BMIC during the six months ended June 30, 2026 and 2025, approximated $13,000 and $5,000, respectively. BMIC is a broker-dealer registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”). The Company’s chairman of the board and another independent board member of the Company also have ownership interest in BMIC.

BMI Capital International LLC. (“BMIC LLC”), a related party, entered into a promissory note (“BMIC Note 1”) in the principal sum of $100,000 with interest of 8%, is due in three quarterly installments beginning on September 14, 2022. All unpaid principal and interest was due on August 29, 2025. The outstanding principal and interest at June 30, 2026 and December 31, 2025 approximated $86,000 and was fully reserved for as of June 30, 2026 and December 31, 2025. DSS owns 24.9% of the outstanding common shares of BMIC LLC.

On May 8, 2023, DSS Financial Management Inc and BMIC LLC entered into a promissory note (“BMIC Note 2”) in the principal sum of $102,000 with interest at the prime rate plus 2% with a maturity date of May 7, 2026. The outstanding principal and interest at June 30, 2026, and December 31, 2025 approximated $110,000, and was fully reserved for as of June 30, 2026 and December 31, 2025. DSS owns 24.9% of the outstanding common shares of BMIC LLC.

On July 26, 2022, APF and VEII, Inc. (“VEII”) entered into a promissory note (“Note 6”) in the principal sum of $1,000,000 with interest of 8% with all unpaid principal and interest due on July 26, 2024. This note was amended so that all unpaid principal and interest is due July 26, 2025. The outstanding principal and interest as of June 30, 2026 and December 31, 2025 approximates $917,000. This note was fully reserved for as of June 30, 2026 and December 31, 2025. Heng Fai Ambrose Chan, the Chairman of DSS, Inc is also the on the board of directors of VEII.

On October 13, 2021, LVAM entered into loan agreement with BMIC (“BMIC Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be adjusted at the maturity date. The BMIC loan contains an auto renewal period of three months, with a current maturity date of July 2026. As of June 30, 2026, and December 31, 2025, the outstanding principal and interest of approximately $33,000 and $33,000, respectively, are included in Current portion of long-term debt – related party, net on the consolidated balance sheet.

On October 13, 2021, LVAM entered into a loan agreement with Lee Wilson Tsz Kin (“Wilson Loan”), a related party, whereas LVAM borrowed the principal amount of $3,000,000, with interest to be charged at a variable rate to be calculated at the maturity date. The Wilson Loan matures on October 12, 2022, and contains an auto renewal period of three months with a current maturity date of July 2026. As of June 30, 2026, and December 31, 2025, the outstanding principal and interest of approximately $145,000 and $145,000, respectively, are included in Current portion of long-term debt – related party, net on the consolidated balance sheet.

In August of 2025, DSS issued a $500,000 convertible promissory note to Alset, Inc. (“holder”), the Company’s largest shareholder and a related party, bearing interest at Prime (7.25% at March 31, 2026). The first 12 months’ interest is to be paid in shares of the Company; thereafter, interest is prepaid annually in cash or shares at the holder’s election. The note is convertible at the holder’s option at a fixed $0.86 per share, is payable on demand (or July 31, 2028 if not demanded), and may be redeemed by the Company on or after the first anniversary. The Company is required to reserve sufficient authorized shares and maintain the listing/quotation of its common stock. Under ASU 2020-06 and ASC 815-40, the debt host’s embedded conversion feature is indexed to the Company’s own stock and is equity-classified; accordingly, no embedded derivative is bifurcated and the instrument is accounted for as single-unit debt using the effective interest method. Interest is recognized in interest expense; when settled in shares, a credit to APIC is recorded at the fair value of shares on settlement, and any prepaid interest is recorded as a discount/prepaid and amortized to expense over the related period. The outstanding principal and interest, approximates $529,000 and is included in Current portion of long-term debt, net on the accompanying consolidated balance sheet at June 30, 2026. The outstanding principal and interest, approximates $512,000 and is included in Convertible note payable, related party on the accompanying consolidated balance sheet at December 31, 2025. Interest expense for the six months ended June 30, 2026 and 2025 approximated $17,000 and $0, respectively.

On March 26, 2026, the Company issued a $2,450,000 convertible promissory note to Alset International Limited (“AIL”), a related party. The note bears interest at 3.0% per annum, matures five years from issuance, and is convertible at any time into shares of the Company’s common stock at a conversion price of $0.74 per share. Interest is payable at maturity either in cash or shares of common stock, at the holder’s election. The note also contains a most favored nation provision allowing AIL to exchange the note for a subsequent convertible instrument issued by the Company if AIL determines that such instrument contains more favorable terms. AIL is a related party because the Company owns approximately 4% of AIL’s outstanding shares, and the Company’s Chairman is the Executive Director, Chief Executive Officer, majority shareholder of AIL, and the largest shareholder of the Company. In connection with the note, the Company issued AIL a warrant to purchase up to 16,554,055 shares of the Company’s common stock at an exercise price of $0.93 per share. The warrant expires five years from the issuance date. The Company evaluated the conversion feature, most favored nation provision, and warrant under ASC 815, ASC 815-40, and ASC 480 and concluded that no derivative liability was required. The conversion feature qualified for the scope exception for instruments indexed to and classified in the Company’s own equity, and the warrant was classified as equity because it is share-settled, contains a fixed share limit, does not require net cash settlement, and the Company has sufficient authorized and unissued shares to settle the warrant. The Company allocated the $2,450,000 proceeds between the convertible note and warrant based on their relative fair values. The warrant valuation was determined using a Black-Scholes option-pricing model. Significant valuation inputs included the Company’s common stock price of $0.91 per share, exercise price of $0.93 per share, expected term of 5.0 years, risk-free rate of 4.0%, selected volatility of 85.0%, expected dividend rate of 0.0%, and 16,554,055 warrants outstanding. Based on these inputs, the calculated warrant value was $0.63 per warrant, resulting in an indicated fair value of $10,368,000. The fair value of the convertible note was determined using valuation techniques that considered the contractual note terms, conversion feature, most favored nation provision, Company-specific credit risk, market interest rates, expected volatility, and probability-weighted conversion scenarios. The valuation considered two scenarios: a no subsequent convertible instrument issuance before expiration scenario, with an indicated value of $3,418,000. For purposes of allocating the $2,450,000 proceeds at issuance, the Company used the relative fair values of the warrant and convertible note. Accordingly, $1,843,000 was allocated to the warrant and recorded in additional paid-in capital, and $607,000 was allocated to the note. The allocation resulted in a debt discount of $1,843,000, which will be amortized to interest expense over the five-year term of the note using the effective interest method. As of June 30, 2026, the note had a principal amount of $2,450,000, unamortized debt discount of approximately $1,792,000 and a net carrying amount of approximately $658,000. The debt discount is being amortized to interest expense over the five-year contractual term of the note using the effective interest method.

On June 23, 2026, the Company issued a $1,000,000 convertible promissory note to Alset, Inc. (“Alset”), a related party, and received aggregate proceeds of $1,000,000. The note bears interest at 3.0% per annum, calculated based on the actual number of days elapsed over a 360-day year, is payable on demand by Alset, and otherwise matures on June 23, 2031. The outstanding principal and accrued interest are convertible into shares of the Company’s common stock at a conversion price of $0.45 per share, subject to required stockholder approval and customary anti-dilution adjustments. Interest is payable at maturity either in cash or shares of common stock, at the holder’s election. Beginning June 23, 2027, the Company may redeem all or a portion of the outstanding principal without penalty. Alset is a related party due to common control and overlapping directors and officers, and the transaction is disclosed in accordance with ASC 850-10-50. In connection with the note, the Company issued Alset warrants to purchase up to 17,777,776 shares of the Company’s common stock at an exercise price of $0.50 per share. The warrants are immediately exercisable and expire on June 23, 2029. The Company evaluated the conversion feature, holder demand provision, issuer redemption provision, and warrants under ASC 470-20, ASC 815-15, ASC 815-40, and ASC 480 and concluded that no derivative liability was required. The conversion feature qualified for the scope exception for instruments indexed to and classified in the Company’s own equity. The holder demand and issuer redemption provisions were determined to be clearly and closely related to the debt host. The warrants were classified as equity because they are share-settled, have a fixed exercise price and fixed share limit, do not require net cash settlement, and the Company has sufficient authorized and unissued shares to settle the warrants. Accordingly, the warrants were recorded in additional paid-in capital and are not subsequently remeasured while they continue to qualify for equity classification. The Company allocated the $1,000,000 of proceeds between the convertible note and warrants based on their relative fair values in accordance with ASC 470-20-30-1 and ASC 470-20-30-2. The warrant valuation was determined using a Black-Scholes option-pricing model. Significant valuation inputs included the Company’s common stock price of $0.61 per share, exercise price of $0.50 per share, expected term of 3.0 years, risk-free interest rate of 4.2%, selected volatility of 85.0%, expected dividend rate of 0.0%, and 17,777,776 warrants outstanding. Based on these inputs, the calculated warrant value was $0.37 per warrant, resulting in an indicated fair value of $6,651,000. The fair value of the convertible note at issuance was determined using a binomial lattice model that considered the contractual note terms, conversion feature, Company-specific credit risk, market interest rates, expected volatility, and the Company’s redemption right. Significant valuation inputs included the Company’s common stock price of $0.61 per share, conversion price of $0.45 per share, contractual term of 5.0 years, risk-free interest rate of 4.2%, selected volatility of 85.0%, and discount rate of 13.25%. Based on these inputs, the indicated fair value of the convertible note at issuance was $1,531,000. For purposes of allocating the $1,000,000 of proceeds at issuance, the Company used the relative fair values of the warrants and convertible note. Accordingly, $813,000 was allocated to the warrants and recorded in additional paid-in capital, and $187,000 was allocated to the note. The allocation resulted in an initial debt discount of $813,000, which is being amortized to interest expense over the five-year contractual term of the note using the effective interest method. As of June 30, 2026, the note had a principal amount of $1,000,000, an unamortized debt discount of approximately $812,000, and a net carrying amount of approximately $188,000. The estimated fair value of the note as of June 30, 2026 was $1,495,000.

18. Subsequent Events

The Company has evaluated all subsequent events and transactions through August 14, 2026 the date that the condensed consolidated financial statements were available to be issued and noted no subsequent events requiring financial statement recognition or disclosure.

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

Results of operations for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025.

This discussion should be read in conjunction with the financial statements and footnotes contained in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2025.

Revenue

	Three months ended June 30, 2026	Three months ended June 30, 2025	% Change	Six months ended June 30, 2026	Six months ended June 30, 2025	% Change
Product Packaging	$3,258,000	$4,281,000	-24%	$7,438,000	$8,286,000	-10%
Securities	337,000	981,000	-66%	475,000	1,900,000	-75%
Commercial Lending	6,000	16,000	-63%	11,000	30,000	-63%
Biotechnology	3,000	7,000	-57%	10,000	21,000	-52%

	$3,604,000	$5,285,000	-32%	$7,934,000	$10,237,000	-22%

For the three and six months ended June 30 2026, total revenue decreased 32% and 22%, as compared to the three and six months ended June 30, 2025, respectively. The decrease in Printed Product revenue of approximately 24% and 10% for the three and six months ended June 30, 2026 is driven by customer orders from existing customers falling short of their forecasts as well as the anticipated second quarter onboarding of several new customers being pushed out to the third and fourth quarters of 2026. The decreases in Securities revenue of approximately 66% and 75% for the three and six months ended June 30, 2026 is driven by an decrease in rental income at our AMRE LifeCare Pittsburgh facility. Additionally, the Company sold its AMRE Winterhaven and Ft Worth facilities during 2025, significantly reducing rental revenues in 2026. Also, the Company received approximately 67% and 77% less in commission revenues associated with its Sentinel Brokers subsidiary for the three and six months ended June 30, 2026. The Company decreases in Commercial lending revenue of approximating 63% for the three and six months ended June 30, 2026 is due to a number of loans made going on non-accrual as borrowers have struggled to make expect payments. Biotechnology revenue is driven by sales of the Company’s air purification Celios brand.

Costs and Expenses

	Three months ended June 30, 2026	Three months ended June 30, 2025	% Change	Six months ended June 30, 2026	Six months ended June 30,2025	% Change

Cost of revenue
Printed products	$3,357,000	$4,094,000	-18%	$7,796,000	$7,895,000	-1%
Securities	1,161,000	1,165,000	0%	2,255,000	2,561,000	-12%
Biotechnology	1,000	3,000	-67%	1,000	4,000	-75%
Commercial lending	-	234,000	-100%	-	212,000	-100%
Other	-	(7,000)	-100%	-	3,000	-100%
Sales, general and administrative compensation	1,043,000	1,122,000	-7%	2,042,000	3,167,000	-36%
Professional fees	625,000	492,000	27%	1,222,000	1,131,000	8%
Stock-based compensation	-	2,000	-100%	1,440,000	3,000	47900%
Sales and marketing	357,000	423,000	-16%	733,000	824,000	-11%
Rent and utilities	129,000	133,000	-3%	261,000	259,000	1%
Research and development	76,000	75,000	1%	123,000	178,000	-31%
Other operating expenses	641,000	974,000	-34%	1,335,000	1,151,000	16%

Total costs and expenses	$7,390,000	$8,710,000	-15%	$17,208,000	$17,388,000	-1%

Costs of revenue includes all direct costs of the Company’s printed products, including its packaging and printing sales and its direct marketing sales, materials, direct labor, transportation, and manufacturing facility costs. In addition, this category includes all direct costs associated with the Company’s technology sales, services and licensing including hardware and software that are resold, third-party fees, and fees paid to inventors or others because of technology licenses or settlements, if any. Cost of revenue for our REIT line of business includes all direct cost associated with the maintenance and upkeep of the related facilities, depreciation, amortization and the costs to acquire the facilities. Our Commercial Lending operating segment has costs of revenue associated with the impairment of notes receivable for those amounts at risk of collection. Total costs of revenue decreased for the three and six months ended June 30, 2026 as compared to June 30, 2025 by approximately 18% and 6%, respectively, due primarily to the decrease in revenues for each business line during these periods. Additionally, decreased in cost of revenue within our REIT business driven by the sale of the Fort Worth, Tx and Winter Haven, Fl facilities in December 2025.

Sales, general and administrative compensation costs, excluding stock-based compensation, decreased for the three and six months ended June 30, 2026 as compared to June 30, 2025 by approximately 7% and 36%, respectively due to headcount reductions within our Securities segment. Additionally, the decrease for the six months ended June 30, 2026 in comparison to the six months ended June 30, 2025 can be attributed to bonus awarded to Heng Fai Holdings Limited (“HFHL”), a Hong Kong Company, which is beneficially owned by Mr. Heng Fai Ambrose Chan, Director of DSS, Inc., for services rendered. The issuance was approved by the board of directors on January 31, 2025.

Professional fees increased for the three and six months ended June 30, 2026 as compared to June 30, 2025 by approximately 27% and 8%, respectively. These increases are driven by costs associated with recruitment of technical personnel at Premier Packaging and professional staff at DSS.

Stock-based compensation includes expense charges for all stock-based awards to employees, directors, and consultants of Impact Bio. Such awards can include option grants, warrant grants, and restricted and unrestricted stock awards. In January 2026, Impact BioMedical granted and issued 3,200,000 shares of common stock to various individuals including executives, board members, audit committee members, etc. Agreement included the individuals rescinding and cancelling any and all unexercised stock options previously granted. Impact Biomedical recorded stock-based compensation expense of approximately $1,440,000.

Sales and marketing which include internet and trade publication advertising, travel and entertainment costs, sales-broker commissions, and trade show participation expenses. Sales and marketing decreased for the three and six months ended June 30, 2026 as compared to June 30, 2025 by approximately 16% and 11%, respectively, due to decreases in marketing, and travel costs within our Printed Products division.

Rent and utilities decreased for the three months ended June 30, 2026 as compared to June 30, 2025 by approximately 3% and remained relatively flat for the six months ended June 30, 2026 as compared to June 30, 2025 as both rent and utilities at the Company’s places of business remained flat.

Research and development costs represent costs consisting primarily of independent, third-party testing of the various properties of each technology the Company owns possesses as well as research on new technologies. Theses costs remained relatively flat for the three months ended June 30, 2026 as compared to June 30, 2025 and decreased for the six months ended June 30, 2026 as compared to June 30, 2025. The six month decrease is driven due primarily to a decrease in spending on identifying new technologies as well as pausing the spend on several in-development technologies.

Other operating expenses consist primarily of equipment maintenance and repairs, office supplies, IT support, and insurance costs. These costs decreased for the three months ended June 30, 2026 as compared to June 30, 2025 by approximately 34% and increased by approximately 16% for the six months ended June 30, 2026 as compared to June 30, 2025. The decrease or the three months ended June 30, 2026 as compared to June 30, 2025 is due to efforts by management to control such costs. The increase for the six months ended June 30, 2026 as compared to June 30, 2025, primarily due to collections of previously written-off accounts receivable associated with our AMRE LifeCare facilities of approximately $600,000 during the first quarter of 2025.

Other Income (Expense)

	Three months ended June 30, 2026	Three months ended June 30, 2025	% Change	Six months ended June 30, 2026	Six months ended June 30, 2025	% Change

Interest Income	$2,000	$13,000	-85%	$3,000	$17,000	-82%
Interest income on note receivable, related party	6,000	$12,000	-50%	12,000	16,000	-25%
Dividend Income	5,000	$-	N/A	16,000	-	N/A
Other Income	21,000	4,000	425%	7,000	10,000	-30%
Interest Expense	(89,000)	(123,000)	-28%	(128,000)	(156,000)	-18%
Loss on equity method investment	(364,000)	(2,000)	18100%	(367,000)	(5,000)	7240%
Gain (loss) on investments	(830,000)	1,557,000	-153%	(1,531,000)	627,000	-344%
Impairment of intangible assets	-	(600,000)	-100%	-	(600,000)	-100%
Loss on sale of real estate	-	(43,000)	-100%	-	(727,000)	-100%

Total other income (expense)	$(1,249,000)	$818,000		$(1,988,000)	$(818,000)

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

Dividend income for the three and six months ended June 30, 2026 represent dividends received on certain investments owned by the Company. No such dividends were received the three and six months ended June 30, 2025.

Other income increased for the three ended June 30, 2026 as compared to June 30, 2025 by approximately 425% and decrease for the six months ended June 30, 2026 as compared to June 30, 2025 by approximately 30% driven by fluctuations in foreign exchange rates.

Interest expenses decreased for the three and six months ended June 30, 2026 as compared to June 30, 2025 by approximately 28% and 18%, respectively, due primarily to decrease in overall debt balances.

Loss on equity method investment is the Company’s prorated portion of earnings on its investments treated under the equity method of account for the six months ended June 30, 2026 as compared to 2025.

Gain (loss)on investments consists of net realized losses on marketable securities which are recognized as the difference between the purchase price and sale price of the common stock investment, and net unrealized losses on marketable securities which are recognized on the change in fair market value on our common stock investment. The fluctuation decreased for the three and six months ended June 30, 2026 as compared to June 30, 2025 by driven by the performance of our stock portfolio.

Impairment of intangible assets is a result of the Company resigning its position as the registered investment advisor (“RIA”) of the American First Mutual Funds. The related asset was acquired at the time the Company became the RIA in September 2021.

Loss on sale of real estate is driven by the sale of the Company’s Plano, Texas facility.

Net Loss

	Three months ended June 30, 2026	Three months ended June 30, 2025	% Change	Six months ended June 30, 2026	Six months ended June 30, 2025	% Change

Net loss	$(5,035,000)	$(2,607,000)	93%	$(11,262,000)	$(7,902,000)	43%

For the six months ended June 30, 2026 the Company recorded net losses of $11,262,000 as compared to net losses of $7,902,000 for the same period in 2025. The increase in net loss is driven by a decrease in total revenue of approximately 22% as well as stock-based compensation of approximately $1,440,000 paid at our Impact BioMedical subsidiary during the first quarter of 2026.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2026, the Company had approximately $4.1 million in cash, $2.8 million in marketable securities, and negative working capital of approximately $39.9 million. The Company has funded its liquidity needs through equity and debt financing and expects to pursue additional liquidity through potential asset sales, financing activities, and continued reductions in operating expenses and cash burn. However, there can be no assurance that the Company will successfully complete asset sales, obtain additional financing on acceptable terms, or achieve the anticipated cost reductions. Accordingly, substantial doubt remains regarding the Company’s ability to continue as a going concern.

Cash Flow from Continuing Operating Activities

Net cash used by operating activities was $1,985,000 for the six months ended June 30, 2026 as compared to cash provided by operating activities of $454,000 for six months ended June 30, 2025. This fluctuation is driven by increases in net loss, after reconciling items, approximating $2,932,000.

Cash Flow from Investing Activities

Net cash used by investing activities was $2,707,000 for the six months ended June 30, 2026 as compared to net cash provided by investing activities of $11,019,000 for the six months ended June 30, 2025. This fluctuation is driven by the sale of real estate approximating $9,500,000, and the sale of related party investments of approximately $1,500,000 during the six months ended June 30, 2025, offset by the purchase of a convertible bond of $2,450,000 during 2026.

Cash Flow from Financing Activities

Net cash provided by financing activities was $2,446,000 for the six months ended June 30, 2026 as compared to cash used by financing activities of $12,512,000 for the six months ended June 30, 2025. This variance is driven by payments toward long term debt of $628,000 in 2026 versus $9,443,000 in 2025. Also, payments on margin loans of $1,152,000 were made in 2026 as compared to payments on margin loans of $3,178,000 in 2025. Additionally, the Company had borrowings of $3,450,000 from related parties in 2026 and had no such borrowings in 2025.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues, or expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The financial statements as of December 31, 2025, describe the significant accounting policies and methods used in the preparation of the financial statements. There have been no material changes to such critical accounting policies as of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures for the quarter ended June 30, 2026, pursuant to Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation and on the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 which remained as of June 30, 2026, our principal executive officer and principal financial officer concluded that as of June 30, 2026, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is being recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is being accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, the Company continued to implement certain remediation measures described above. These remediation efforts resulted in changes to the Company’s internal control over financial reporting; however, such changes did not materially affect, and are not reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company will continue to implement, evaluate, and test the effectiveness of its remediation measures as part of its ongoing remediation plan.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation *

3.2	Certificate of Incorporation of Document Security Systems, Inc., as amended (incorporated by reference to exhibit 3.1 to Form 8-K dated August 25, 2016).

3.3	Fifth Amended and Restated Bylaws *

10.1	Securities Purchase Agreement between Decentralized Sharing Systems, Inc. and Sharing Services Global Corporation for the sale of HWH Holdings, Inc. (incorporated by reference to exhibit 10.1 to Form 10-Q to the Company’s quarterly report, dated August 13, 2024)

10.2	Securities Purchase Agreement between Decentralized Sharing Systems, Inc. and Sharing Services Global Corporation for the sale of HWH World, Inc. (incorporated by reference to exhibit 10.2 to Form 10-Q to the Company’s quarterly report, dated August 13, 2024)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002. *

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSS, INC.

August 14, 2026	By:	/s/ Jason Grady
Jason Grady
Interim Chief Executive Officer
(Principal Executive Officer)

August 14, 2026	By:	/s/ Todd D. Macko
Todd D. Macko
Chief Financial Officer
(Principal Financial and Accounting Officer)

